Form 10KSB
period 2003-12-31
REMOTE KNOWLEDGE INC
filed 2004-05-19
CIK 1059099

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-106247

Remote Knowledge, Inc.

f/k/a Varitek Industries, Inc.

(Name of small business issuer in its charter)

Delaware	74-1664837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16360 Park Ten Place, Suite 200, Houston, Texas 77084

Address of principal executive offices, including ZIP Code

Issuer’s telephone number: (281) 599-4800

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered under Section 12(g) of the Exchange Act:

No par value common stock

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

The issuer’s revenues for its most recent fiscal year ended December 31, 2003 were $0.

The aggregate market value of the 3,527,163 shares of the issuer’s outstanding common stock held by non-affiliates of the issuer was $6,525,252 as of April 30, 2004. The stock price for computation purposes was $1.85 per share which was the closing price on May 11, 2004, the last reported sale price for our common stock.

The issuer had 5,736,085 shares of its common stock, issued and outstanding as of April 30, 2004, the latest practicable date before the filing of this report.

Remote Knowledge, Inc.

f/k/a Varitek Industries, Inc.

PART I

Item 1. Description of Business.

Our history:

We were founded as a proprietorship in 1939 as Bayne TV & Appliance, a consumer electronics company in the Houston metropolitan area. In 1972, we organized as a corporation in Texas. In 1998, our President identified a growth opportunity in the emerging telematics market. In 2000, we decided to leave the consumer electronics industry and enter the global asset management segment of the telematics industry. Subsequently, our board of directors and shareholders decided to divest our legacy consumer electronics and appliance business. On December 28, 2000, we sold the television and appliance business to Harry Bayne, a director and founder of our company. See discussion under “Related Party Transactions.” We have generated no revenues from our telematics business since the inception of our current business plan in 1998. See discussion of our financial condition in “Our Current Plan of Operation.”

As part of our new business plan, in 1998, Jade Technologies, a shell corporation, merged into us and we changed our name to Varitek Industries, Inc. At our shareholders’ meeting held on August 20, 2003, we received approval of the reorganization of Varitek as a Delaware corporation through a merger of Varitek into a newly formed Delaware corporation known as Remote Knowledge, Inc.

To date, we have focused our efforts on acquiring and developing our core telematics technology, designing and testing our first telematics products and services, identifying potential markets, developing and implementing our strategic marketing efforts, identifying and pursuing sales channels, forming strategic technology and marketing alliances, and raising the capital needed to fund our operations.

In 1999, we acquired Locator International, a research and development company in California that had developed new telematics technology. We employed the developer of the Locator technology to guide 29 engineers and 2 consulting scientists through the technology refinement phase of our business plan and develop the alpha version of our initial telematics product. In the designing and testing phase of the alpha version of the RK3000 device, we examined a number of variations on our design theme. During 1999 and 2000, funds in the amount of $6,439,181 were spent while we focused our efforts on building our business infrastructure and proprietary technology, pursuing the patent application process, and developing our marketing for future products and services.

In August 2001, we entered into a contract with Lockheed Martin Space Operations to develop a beta version of our telematics device and ultimately a device for the commercial market. As part of their assignment, Lockheed Martin reviewed all existing design documents, broke down the hardware to its smallest component, and reviewed each line of written code. In December 2001, we conducted a successful trial of our beta product and in February 2002, we manufactured a number of beta devices. The estimated original date of completion of the commercialization effort was May 5, 2002. However, because of several change orders, the work was not complete until July 17, 2002. Varitek paid $3,177,980 to Lockheed for its engineering work during the eleven months of the contract.

During the third and fourth quarters of 2002, we entered into several successful pilot programs for the continued testing of the beta product as a system with prospective customers, including a pleasure craft OEM, a transit authority, a police department and completed our marketing strategy. In conjunction with final testing of our beta product, we also tested the functionality of the knowledge bank. These pilot programs and testing indicated a need for several enhancements to the beta product including most importantly the need for satellite communication.

We retained an independent engineer, Mr. Mark Sullivan, formerly the principal engineer of Cislunar Networks Corp., to add the enhancements such as digital rather than analog communication, LIN bus technology (the means by which we utilize the host assets electrical system to support the RK3000 device) and to install a LEO (low earth orbiting) satellite communication alternative. This work is now complete. Our contract manufacturer has also completed the initial testing of the device’s functionality and has completed the board layout to make it ready for manufacturing.

During July and August 2003, we manufactured a controlled release of the RK3000 devices. One of these was installed in August on a boat owned by Seatow Services International, a marine rescue and service company related to our first distributor. Other units are and will be installed on other assets so that the devices’ capabilities and durability can be demonstrated in a real working environment. The unit installed has successfully demonstrated to Seatow its ability to communicate via satellite, recognize alarms, and to properly route notification of such alarms based on previously encoded instructions.

Subsequent to this testing, on October 23, 2003 a two-year sales and master distributor contract was executed with Sea Smart, which is wholly-owned by affiliates of Sea Tow Services International, Inc. including Joseph Frohnhoefer who is the chairman and CEO of Seatow and a director elect of Remote Knowledge. Initial shipments are expected to begin in June 2004 of our first commercial product, the RK3000, including use of our fully operational knowledge bank and knowledge central operations. The Master Distribution and Sales Agreement granted Sea Smart LLC, an exclusive agreement to distribute our RK3000 systems to the marine recreational industry and related governmental entities such as the US Coast Guard within a fixed territory which specifically includes North America and Australia. The initial term of the agreement ends December 31, 2005. The Agreement provides for fixed minimum purchases totally 6,500 units to be delivered quarterly during the initial period ending December 31, 2004 with an approximately fixed minimum of a 50% increase above that number to 9,700 units during the follow-on 12-month period with units to be delivered quarterly. Since delivery of the units is not expected to begin until June 2004, the agreement dates are likely to be extended by at least six months. Failure to meet minimum purchases are grounds for loss of exclusivity and the contract may be terminated by either party with or without cause upon 30 days notice. There are special provisions penalizing Sea Smart for the failure to activate the RK3000 systems within sixty days of product delivery including the payment of a monthly penalty. Sea Smart will participate in 10% of the gross recurring revenues from the activation of each unit which incentifies Sea Smart’s efforts to initiate end-user activation of the system.

Telematics Industry

Telematics refers to the rapidly emerging market for mobile communications that combine two-way wireless data transfer with GPS technology to deliver location based connectivity, security, asset generated information processing, risk mitigation, enhanced productivity, entertainment services, and mobile commerce. Some telematics devices offer the ability to interface and connect to an assets on-board systems and controls so as to provide remote telemetry and even control of certain prescribed asset functions. Basic functionality of most telematics offerings provide for status monitoring of critical systems and two-way data and or voice connectivity. To date most product and service offerings have centered around and in the automotive and trucking markets.

However, we have no current plans to enter the automotive market, but plan to offer telematics services, including those discussed below, to the non-automotive market.

Asset Protection and Risk Management. The utilization of telematics services allows customers the capability to track and monitor their assets at all times. The basic function of telematics is to alert end users of any unspecified or unauthorized movement of their asset. By doing so telematics offerings are helping the consumer and commercial customers, as well as insurers and financiers to reduce the potential for theft and collateral losses as well as reduce the costs associated with traditional risk protection.

Offshore Location and Emergency Response Monitoring. The U.S. Coast Guard has designed a monitoring and response network designed to increase the safety of commercial offshore commerce. Currently, as a function of cost, only ocean going tugs are required to participate in the network, which is designed to allow the Coast Guard to marshal public and private resources to respond to the scene of an offshore incident.

Remote Telemetry of Systems. Telematics is well suited to interface with other vendor’s systems which monitor system status where up-time value and exception monitoring is critical, regardless of physical location. Examples include monitoring of gas well compression, water and wastewater systems remotely located, and industrial process equipment located within the radio network area, but outside of the practical distance limits of telephone and other wired solutions.

Data Collection and Management. Telematics products can collect and record data such as fleet and asset movement, location, fuel use, route choice, maintenance, temperatures, etc. This raw data can then be processed into value-rich information to help customers manage their businesses and achieve substantial competitive advantages.

Telematics Demand Drivers

Emergency Response. In emergencies, response centers can be alerted with the push of a button. In addition to providing the location of a vehicle in need of assistance, the location of entire response fleets can be monitored. In large scale emergencies like the one of September 11, 2001, or during various other incidents like the October 1990 earthquake near San Francisco, location monitoring of fleets through automated telematics likely would have significantly improved emergency response to all pending needs for services. During incidents such as these, heavy equipment owned by state and local governments could be quickly located and directed to the location of highest priority.

Security. The September 11, 2001 terrorist attacks, and the later formation of the office of Homeland Security have further heightened the need and demand for telematics-based products and services. This tragedy has brought to the forefront the need for governments, local and state authorities, businesses and consumer groups to monitor, locate, track, report and intervene in the movement of assets, equipment and people. The need to track and control the movement of cargo arriving at American ports is among the prime issues emerging within the maritime and ground shipping industry. In addition, terrorists have proven their ability to seize virtually all types of mobile assets. This has led to a heightened sense of urgency for enhanced tracking of a wide array of assets such as airport ground equipment, baggage tugs and trailers, food service restocking vehicles, and fuel tankers. Our telematics product has the potential to become a required item on certain assets as insurance underwriters, businesses, municipalities, and governmental agencies look towards innovative methods to reduce or eliminate their exposure to security risks.

Financing and Leasing Companies. The ability for telematics solutions to help recover lost assets in the event of a default and to monitor the usage patterns of assets is a key driver to limiting the exposure of financing and leasing companies. Being able to mitigate their exposure will allow them to become more profitable and/or provide lower interest rates to their customers. Additionally, the rates they pay for insuring their assets will be reduced by a reduction in the claims made due to loss. Understanding the usage habits of their customers will allow them to creatively introduce new financing packages to valued customers.

Insurance. The ability for global asset management solutions to enable the tracking, monitoring and enhanced recovery of assets is one of the leading demand drivers for the insurance industry. The need for these telematics solutions directly impacts the insurance companies who provide coverage for owners’ assets. According to a leading insurance underwriter, Lloyds of London, losses in the marine, recreational vehicle and cargo industries are exceptionally high due to theft, casualty, water and weather. In these industries, valuable assets are in many cases left unattended for prolonged periods of time and require physical contact and inspection to monitor or detect an adverse change in condition. With these continual losses, insurers are increasingly looking to emerging technology in their effort to manage and mitigate risk.

The entire manner in which insurance is provided to protect insurable assets will be made more efficient as telematics gains broader acceptance in the markets. Currently insurance companies rely on the insured to properly report use and location information. Since that method is inefficient, insurance risk must be calculated using a historical trend method. Using telematics, the actual risk could be monitored much more accurately on a near real-time basis. For example, if a cargo load is at its highest risk for unrecoverable theft within 25 miles of the Mexican border, telematics can provide monitoring which would allow an insurance company to either add or exclude additional coverage automatically when the insured asset is within the higher risk area. The same practice could be used for monitoring offshore pleasure craft, which are historically at the greatest risk when they are in salt water over 25 miles from shore. Since one of the functions of telematics calculates distance and average speed traveled, fleets could be insured not only from the aspect of physical location, but also the manner in which they are operated. Currently, insurance companies are moving towards usage based or metered insurance and the RK3000 device can deliver the measurement of such usage. For example, the State of Texas recently passed legislation allowing insurance companies to sell mileage-based insurance, which may be monitored by odometer readings or any other electronic means. Additionally, it is commonly believed by insurance companies that a significant percentage of the theft and fire losses they suffer are a result of fraud committed by an insured or other affiliated party. Currently, insurance companies mitigate their risk by underwriting the financial and “lifestyle” status of the insured. Telematics can provide an additional layer of protection and data for insurance companies to improve their practices.

Customers are also welcoming a better chance to prevent theft of and tampering with their assets, as well as retain lower insurance costs. The ability to reduce theft, improve accident reporting and increase asset and inventory control should have a significant impact on insurers’ assessment of risk and should positively impact the pricing it offers to customers in the form of lowered premiums.

Technology Background

Position monitoring solutions currently are used in many industries including the aviation, maritime, recreational vehicle, heavy equipment, trucking, rail, automotive and cargo industries. Our RK3000 product uses GPS as the positioning technology. GPS offers major advantages over earlier technologies in ease of use, precision and accuracy. It provides worldwide coverage in three dimensions and can also provide data to enable distance and velocity measurements.

GPS is a system of 28 orbiting Navstar satellites established and funded by the U. S. government, which has been fully operational since March 1995. Traditional GPS positioning is based on a triangulation technique that precisely measures distances from three or more Navstar satellites. The satellites continuously transmit precisely timed radio signals using extremely accurate atomic clocks. A GPS receiver calculates distances from the satellites in view by determining the travel time of a signal from the satellite to the receiver. The receiver then triangulates its position using its known distance from various satellites, and calculates latitude, longitude and altitude. Under normal circumstances, a stand-alone GPS receiver is able to calculate its position at any point on earth, in the earth’s atmosphere, or in lower earth orbit, to within 1 degree of arch (approximately 30 meters). In addition, GPS provides highly accurate time measurement.

The usefulness of GPS is dependent upon the locations of the receiver and the GPS satellites that are above the horizon at any given time. Reception of GPS signals requires line-of-sight visibility between the Navstar satellites and the receiver, which can be blocked by buildings, hills, cloud cover and dense foliage. A traditional GPS receiver must have a line of sight to at least three satellites in order to determine its location in two dimensions—latitude and longitude—and at least four satellites to determine its location in three dimensions—latitude, longitude and altitude. The accuracy of GPS also may be limited by distortion of GPS signals from ionospheric and other atmospheric conditions, intentional or inadvertent signal interference, and “Selective Availability.” Selective Availability, which historically was the largest component of GPS distortion, is controlled by the U. S. Department of Defense and was deactivated on May 1, 2000. Even if the Department of Defense reactivated Selective Availability for homeland security purposes, the accuracy of the GPS receiver that we use in our telematics products is approximately 30 meters, which is sufficient for the RK3000 device to operate as designed.

Navstar satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. The satellites were originally designed to have lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. The U. S. Department of Defense is committed to maintaining a 24 satellite constellation. The total number of GPS satellites that are currently operational is 28, some of which have been in place for 12 years. Repairing damaged or malfunctioning satellites may not be feasible. If a significant number of satellites were to become inoperable, there could be substantial delay before they are replaced with new satellites. A significant reduction in the number of operating satellites could impair the current utility of the GPS system and the growth of current and additional market opportunities for GPS-based technologies such as telematics.

Although a 1996 Presidential Decision Directive and corresponding legislation established that access to the GPS SPS for civilian use will be free of direct user fees, that could change if the U.S. government viewed the GPS as a source of revenue similar to the radio frequencies auctioned for cell phone use, and start charging fees for commercial use. Additionally, the 2001 terrorist attacks on New York and Washington, D.C. and the appointment of a Secretary of Homeland Defense may lead to restrictions on civilian use of GPS. In the interests of homeland security or in the event of a war, the U. S. government could reinstate intentional signal interference (Selective Availability) with the GPS signals within any given geographic region.

Any of these factors could affect the willingness of buyers of our products to select GPS-based systems instead of products based on competing technologies. Any resulting change in market demand for GPS-based products could have a material adverse effect on our financial results. For example, European governments have expressed interest in building an independent satellite navigation system, known as Galileo. If Galileo is deployed, it could translate into reduced demand for GPS products in certain geographic regions in the future.

Our Current Business

We develop, market, and plan to deliver our RK3000 asset management systems enabled by our proprietary telematics technologies to communicate with a remote asset on a 24-hour, 365-day basis. The RK3000 is an easy-to-use, cost effective, Internet-based telematics device that integrates one- or two-way wireless data transfer via CDMA wireless networks (data transmission using cellular technology) or satellite networks, utilizing GPS technology to deliver real-time location-based connectivity to a remote asset.

We have had no revenue to date, however, we currently have one customer, Sea Smart LLC, to which we will begin delivering product as soon as their final field testing is complete, likely in June 2004.

The RK3000 is an integrated system that utilizes proprietary software and hardware to provide monitoring, response and data forwarding features, further enhanced with extensive historical data capture, analysis and storage capabilities. The RK3000 is a self-contained unit that houses software and communications applications to form a complete mobile computing and communications system. This system is also designed with an industry standard interface that will allow other monitoring equipment (including, but not limited to, engine diagnostics, intrusion detection, onboard systems controls and temperature sensors) to interface with the RK3000. When RK3000 is combined with use of our data center, known as “knowledge bank” and our staffed contact and response center, known as “knowledge central,” it provides a system for security, asset information, short text messaging, and enhanced productivity services. This functionality allows the OEM or secondary vendors to enhance the value of the products they provide by being able to use the telemetry features of RK3000 to transmit to the “knowledge bank” or their own contact and response center critical information about a mechanical system’s functions and properties. An operator interface terminal device which is similar to a PDA (“Personal Digital Assistant”) is included with the RK3000 device, which permits the operator to determine which functions are armed or disarmed as well as receive and send email in the form of “short text messages”, up to 60 alpha numeric characters. The RK3000 will satisfy numerous customer objectives and needs, including reduction of losses due to theft, enhanced productivity and enhanced profitability for businesses, insurance companies and finance companies, and increased personal security for individuals. We will provide these services to OEMs, dealer/distributors and end users in a variety of different vertical markets, including but not limited to, marine pleasure craft, recreational vehicle, maritime commercial, heavy equipment, rail, and oil and gas industries.

Additionally, our service offerings include:

•	Alerts (active/not active, thresholds, priority),

•	Trip tracking (on/off, begin/end, breadcrumb trail tracking – the method by which you follow the dotted trail of the asset on your computer screen),

•	External power disconnect alert and internal battery low sleep mode,

•	Customer interaction available through a secure web interface,

•	Single and multiple asset current location status,

•	Single asset real time tracking,

•	Detailed and highly functional Land and nautical map,

•	Single asset historical maps to include, location data, alert history and message history

•	Customer configurable alert notifications, and

•	Customer initiated alerts such as vessel assistance or emergency response.

Revenue will be derived both from the sale of the devices and from monthly recurring revenue received from customer subscriptions to our monitoring services. The RK3000 will be sold to customers for $1,200 to $2,100 depending on whether the system has satellite communications capability. The subscription monitoring service will be sold to end users at fees ranging from $32 to $89 per month depending on level of services desired.

We have closed the acquisition of certain assets of Cislunar Networks Corporation consisting of their satellite earth station and all of their technology and software associated with their satellite transmission products.

These assets will allow us to reduce and better control operating costs in future models of the RK3000 by using fixed high earth orbit satellites rather than low earth orbit satellites. This technology will also enable us to add such features as high-speed mobile Internet access to our RK3000.

Using this acquired technology we also plan in the future to make available to remote areas where it is not currently available high-speed Internet data and voice transmission.

Our Products and Services

Our expertise lies in our ability to combine global positioning technology with data content management and communication technologies to provide a comprehensive global asset management system to our customers. There are three key elements of our value proposition.

The first key element is our scalable tracking and monitoring product enabled by global positioning and wireless communications technologies.

In addition, using our proprietary technology, we have engineered the RK3000 with the following competitive features:

•	Upgradeable. This feature addresses one of the most difficult problems in the telematics industry today, hardware obsolescence. We offer our customers the ability to remotely download functionality changes to the RK3000, thereby prolonging the useful life of the hardware component for the customer and allowing us to retain our customer base for a long period.

•	Onboard Memory. The RK3000 can continue collecting data on 16 megabits of memory even while out of contact with a communications medium, which reduces power consumption.

•	Battery Back-Up. The RK3000 will continue to operate for up to two hours even after a loss of the primary power source, alerting the knowledge bank that a critical change in status has occurred. This battery can also be used in a “sleep and check in mode” for up to six months if so programmed.

•	Input/Output Flexibility. The RK3000 is designed via its LIN bus technology to accommodate a wide range of peripheral devices to enable monitoring of multiple external conditions. It can receive input through a signal that is either discrete or continuous.

•	Geo Fencing. Our technology allows an asset to be “fenced” based upon its intended location parameters. Should an asset deviate from its appointed route or location, alarms would be sent and enhanced tracking commenced. However, some application design is required for the RK3000 to communicate with existing firmware when activating the geo-fencing function.

•	Environmental Qualifications. The RK3000 has been designed to meet or exceed automotive industry manufacturing standards and is watertight and petroleum resistant. Full communications and electronic performance is guaranteed from -40 degrees C to +85 degrees C. In addition, it is easily attachable to many surfaces. All these features allow it to be placed in a variety of places on assets and withstand many environmental factors while operating at peak performance.

•	Security of the device. The RK3000 is safe from many threats to its operating abilities. The RK3000 can be installed virtually anywhere, including places where it can not be detected by the general public. Even if the main asset power source is shut down, the backup battery will allow the RK3000 to continue to operate for up to two hours.

The RK3000 device consists of an on-board GPS microprocessor capable of executing complex instructions in a “real time” environment. In addition to the robust computing power the RK3000 device hosts 16MB of RAM for data collection and storage. The RK3000 is designed with 32 Input/Output channels, however, with the unique implementation of LIN bus technology and its linear implementation the number of Input/Output channels are potentially unlimited. To ensure a fast and reliable communication link, the RK3000 transmits data via an embedded dual modem array. The satellite carrier will be the Globalstar GSP 1620(TM) duplex satellite modem manufactured by Qualcomm(TM) or the Iridium satellite communication board manufactured by Motorola. The satellite modem links the RK3000 to the Operations Center via communication over a LEO (Low Earth Orbiting) satellite system. The cellular carrier is the Novatel Expedite C201(TM) CDMA modem operating on the Sprint(TM) PCS Network.

The RK3000 operates using a standard 12VDC supply from the host asset. The power and Input/Output interface is a Micro CPC connector. This provides maximum flexibility and ease of install. When there is no power available or a loss of host power, the RK3000 is equipped with an integrated battery circuit supplying approximately 130MA at 12V (1.56 watts). This affords the device an uninterrupted supply of battery power for approximately two hours of continuous use. The device enclosure is fabricated from an aluminum extrusion with end caps maintaining an ingress protection. The RK3000 has an operating temperature range between -20 oC to +50 oC, a storage temperature range of -40 oC to +60 oC (less than 1 month), and a relative humidity range of 5% to 95% non condensing.

It is designed to provide end-users, value added resellers or, VARs, dealers, and OEMs with positioning, monitoring, information gathering and remote-operation solutions. We designed the RK3000 with an open architecture system that is remotely accessible via upload, to allow our personnel to easily make modifications to meet our customer’s evolving requirements. Each RK3000 can be fitted with a number of binary and amplitude input devises to allow asset owners to monitor a number of different operating statistics, such as engine diagnostics, intrusion detection, onboard systems controls and temperature sensors. Because of the many potential monitoring activities that it can perform, the RK3000 product is relevant to many industries, such as the marine, recreational vehicle, heavy equipment, trucking, rail, automotive, oil and gas production and cargo industries. We believe that the RK3000 will prove to be a cost-effective system to allow users to efficiently manage their remote assets.

The second key element is our data center called the knowledge bank, which consists of numerous computer servers operated by our proprietary software located in a facility in Joplin, Mo. Our computer servers located there can receive a wireless call from a RK3000 device and our proprietary software then makes an intelligent decision based upon the nature of the information being communicated from the device and the preferences of the asset owner as to what notification, if any, is necessary. The knowledge bank can use the Internet to initiate connectivity with a monitored asset, the asset owner or a contact and response center. We plan to establish a back-up facility either in Houston or at another location in Joplin.

Our clients and those entities, who service, finance or insure assets owned by them will be able to monitor, through the Internet, slices of data collected from their assets. Our clients also will be able to communicate with their assets (by contacting the knowledge bank via the Internet) to make inquiries as to the location of the asset and asset functions, which are being monitored by the RK3000, and to command their asset to arm or disarm certain monitoring functions. Clients also will be able to communicate with the knowledge bank (via the Internet) to view historical data such as location, speed, alarm settings and operational statistics regarding their assets.

The knowledge bank allows real-time history and data interaction by multiple users depending on level of access. This allows an asset owner to know the current position and status of a remote asset or set of assets regardless of the location of the owner or the asset as long as it is in a prescribed service area. Our customers will be able to retrieve the data through our website using an Internet browser. Because the customer data and solution software will reside on the servers comprising our knowledge bank, our customers will not need to make a substantial investment in acquiring and supporting capital equipment such as proprietary hardware, software, and data networking equipment, to use our services.

The knowledge bank makes a permanent record of all data transmitted by RK3000 devices, which will be used to create a database to provide relationship management abilities to a manufacturer, distributor, lender and insurer of the asset being monitored. We anticipate that the accumulated data will be a marketable asset separate from the intelligent link service of the knowledge bank.

The third key element is our staffed contact and response center located at our corporate headquarters called knowledge central, which provides either a person to person, machine to person or machine to machine communications interface for our services. Much like a traditional call center, knowledge central will be capable of initiating or receiving communications from customers via phone, fax and email. knowledge central representatives will largely depend on the knowledge bank database and our customer relationship management software to actively monitor assets, trigger alarms, manage relationships and actively mine data. The way in which knowledge central responds will be based on parameters that are predefined by the individual asset owner and stored in the asset owners’ profile. A typical response may be to send an asset owner an email notifying them of an event such as low battery or it may require a broadcast notification to phone, fax and email in the event of intrusion or theft.

In addition to initiating communication based upon information received from a monitored asset, knowledge central will provide support services both to the OEM and to the asset owner. Examples of support services provided to an OEM are (i) follow-on marketing for new products, (ii) maintenance or recall alerts, and (iii) technical support and help desks. Examples of support services provided to an asset owner are (a) monitoring, (b) concierge services, (c) maintenance reminders, (d) technical support, and (e) customer service. Each of the service elements will be tailored to the specific needs of the party paying for the product and services.

Our Business Strategy

Our business strategy is to fully exploit all three elements of our product system. In order to accomplish this our plans include the following:

Establish ourselves as the market leader in providing asset and relationship management systems. We believe that the clear benefits of our RK3000 will establish us as the market leader in providing asset management systems to OEMs, VARs, dealer/distributors and end users. Establishing relationships with prominent OEMs and suppliers is a key element in successfully penetrating targeted markets, creating sources of revenues and growing our business. Targeted markets will be those where we have the greatest opportunity to establish sales relationships with OEMs that will install the RK3000 as new assets are being built. We also intend to establish and aggressively grow our customer base, including marketing additional services to our customers.

Focus on most profitable markets. We have identified the markets that we believe offer the greatest potential for penetration, profitability, and a leadership position. We intend to continuously evaluate and identify new market segments, as well as various vertical markets within each of the targeted segments, as new applications and developments of our technology become available.

Continue pursuing strategic business relationships. Strategic alliances have been an essential component of our business development to date. As markets for our products and services develop, we believe it will be critical to forge and maintain strategic alliances with insurance underwriters, inventory and user finance institutions, industry leading OEMs, federal, state and local governments, and other entities and groups we deem important for our continued growth. As the telematics industry grows, we may take advantage of acquisition opportunities, which complement our product portfolio, expand our technology, open new markets for our products, or solidify our market position.

Provide updated, differentiated products. Our objective is to work with established “best of class” partners to design and manufacture future versions of our product that will continuously provide updated products that deliver significant value to our customers. We recognize that many electronics manufacturers, as potential partners, have the in-house ability to provide engineering support for research and development, which will provide us with products differentiated through software, hardware and application specific features. We intend to pioneer advances in positioning component technology by improving our telematics product in size, power, and sensitivity.

Continue developing products that integrate communications technologies. In developing new products, we intend to continue to exploit advances in functionality brought about by improvements in wireless and information technologies. We will continue to use these technologies to create products that provide our customers with comprehensive positioning and other asset information, which enable the real-time management of information and enhance productivity, mitigate risks, and improve efficiency.

Implement our marketing revenue strategy. In an effort to avoid the mistakes made by early entrants into the automotive telematics industry, we have developed a strategy to enhance the value of our monthly services beyond locations, direction and concierge services. Our strategy is focused on adding value not just to the end user, but to the entire distribution and sales channel.

Operate in a low cost environment. Our business model stresses minimization of costs. Such strategies as outsourcing R + D, using contract manufacturing, manufacturing for order not for inventory, and using distributors and value added resellers rather than creating a large sales staff we believe all will keep costs at a minimum.

Owning our own earth station and using fixed high earth orbiting satellites will permit us to buy bandwidth directly from those satellite owners and will also allow us to significantly lower our satellite communication costs in the future, by scheduling our transmission according to available bandwidth.

The Market for our Products

The vast majority of current statistical data for the telematics industry address consumer automotive applications. However, we believe that the dynamics of the following markets will have similar growth characteristics as telematics products are introduced to these markets.

To date, there has been no significant penetration of telematics product offerings into the marine pleasure craft, commercial maritime, oil and gas, heavy equipment or recreational vehicle markets. We believe there are needs within these markets for telematics products and that these needs will be elevated by favorable growth characteristics in these markets. We also believe that the demand for telematics products within these markets will be fueled by the anticipated growth of the telematics industry generally.

Our initial sales and marketing efforts are directed at creating OEM and distributor/dealer relationships in the marine, oil and gas and recreational vehicle markets in North America. As we expand our marketing efforts, we will also target the heavy equipment, rail and cargo. We will expand our targeted markets as new opportunities arise.

•	Marine Pleasure Craft. According to the National Marine Manufacturers Association, in 2002 there were over 17 million registered pleasure craft owned in the U.S. and annual expenditures on pleasure boats and accessories increased from $23 billion in 1999 to more than $30 billion in 2002, demonstrating substantial growth for this market segment.

•	Oil and Gas Industry. World Oil estimated that by 2001, in response to economic stimulation caused by higher crude and offshore-well drilling would increase by 15% to reach 3,362 wells. They further stated that the U.S. Gulf with 35% of the world’s total drilling would pace this increase with a 14% well jump. The Energy Information Administration accounting of crude oil and natural gas wells drilled in the United Sates for the first 3 months of 2003 totaled 6,636. The American Gas Association’s robust forecasts of incremental growth in Gulf of Mexico natural gas production will range from 3 to 9 Billion cubic feet per day or 3 Trillion cubic feet annually by 2005. Technology and communication barriers will continue to be broken as companies extend their operations into deeper and deeper offshore environments and other remote locations.

•	Recreational Vehicles. According to the RV Industry Association, the RV industry in 2002 had a market size of nearly $11 billion, with shipments of recreational vehicles in 2002 totaling 311,000, representing the second highest annual shipment totals since 1978. A recent University of Michigan study estimates that there are currently 9.3 million RV owning households (1 in every 10 U.S. households) and it will grow as baby boomers enter the prime RV buying years of 45-55 and achieve peak earning power. In addition, these figures do not take into account the very large RV rental fleet in the U.S.

•	Rail, Cargo and Freight. According to the American Association of Port Authorities, there were over 32 million TEU (Twenty-foot Equivalent Unit) cargo containers shipped through U.S. ports in 2002.

•	Heavy Equipment/Construction Industry. The 2000 U.S. Census indicates the value of shipments for construction machinery in 2000 was almost $20 billion.

Vertical Market Opportunities. Our RK3000 also has the potential to deliver product benefits and to create value to all participants in the vertical market structure. For example, in the marine industry, it could provide the following participants with these benefits:

Original Equipment Manufacturers:

•	single component installation

•	inventory / supply chain management

•	dealer inventory finance management

•	in-transit tracking

•	reduced transit insurance costs

•	business insurance benefits

•	delivery confirmation

•	consumer usage / usage data (targeted marketing)

•	product diagnostic / product performance data

Dealers and Distributors:

•	inventory location / management

•	integrates with CCTV surveillance systems (dealer / marinas, oil drilling platforms)

•	anti-theft

•	rental tracking and security

•	unaccompanied rental anti-theft

•	value added sales (targeted marketing)

•	remote maintenance services

•	incremental sale and service assistance

•	dealer participation in multi-year service contracts

Credit Facility Providers:

•	locate for repossession (geographical financing control and management)

•	dealer inventory floor plan management

•	preferred financing for assets with activated units

Insurers:

•	usage based and location based metered insurance programs

•	confirmation of location and ownership

•	confirmation of asset use and operational habits

•	sensor monitoring and response (high water alarms, loss of power, etc.)

•	theft protection and recovery

•	historical information

End Users:

•	mobile computing and location based information access

•	theft deterrence and recovery

•	service response assistance

•	panic button / response

•	navigation assistance

•	loss of power and system failure notification

•	Internet-based real time asset location and historical information services

Our operations will not be significantly impacted by seasonal fluctuations as our products can be used throughout the entire year and recurring monthly service contracts are booked evenly throughout the year. We anticipate that market fluctuations of product sales in our targeted market segments will only be effected by the seasonality of the sale of new assets to be monitored and by the overall economy. Even though boats and recreational vehicle sales are seasonal, we will strive to balance their sales cycle with sales to other industries. With a diversity of markets in which we plan to sell our products, adverse financial effects from seasonality are expected to be nominal.

Sale and Marketing Strategy

In marketing our RK3000, we will first target the national network of marine aftermarket distributors and dealers, OEM’s, vessel service providers and distributors and oil and gas commercial users in conjunction with insurance and finance providers in the marine pleasure craft, recreational vehicle and oil and gas markets. With these initial target markets, and by starting at the top of the integrated market chain, each will assist in the promotion and distribution of our product all the way down to the end-user. We also plan to participate in other direct marketing efforts such as industry related trade shows and market directed advertising. We anticipate that the majority of RK3000 sales will initially be sold in the recreational and oil and gas markets. As discussed below, we have also entered into a distribution and sales agreement with SeaSmart LLC, an affiliated company of Sea Tow Services International, Inc. for the purchase and resell of the RK3000 system in the marine recreational aftermarket.

We also intend to use the following strategies:

Proprietary Information. We plan to leverage the ownership of our proprietary hardware and software to explore new opportunities to generate revenues and profits through licensing within vertical market sectors, licensing component technology, software solutions, joint ventures and strategic alliances.

Product Positioning to Benefit Entire Integrated Market Chain. As discussed above under “Vertical Market Opportunities,” we have positioned our RK3000 to provide benefits for our entire integrated customer chain. We will provide incentives to manufacturers, retailers, value-added resellers and aftermarket resellers to sell and install the RK3000. We will offer a sustainable value proposition to insurance companies, OEMs, dealers, as well as the end-user consumer.

Key Business Relationships

Strategic alliances have been an essential component of our business development to date. We intend to continue these relationships to help us develop and maintain the highest quality product for each of our targeted markets. We also intend to exploit these relationships to help us in our sales and marketing efforts.

Sea Tow Services International, Inc.

We have entered into a master distribution and sales agreement for the marketing, distribution and service support with SeaSmart LLC, an affiliated company of Sea Tow Services International, the largest and fastest growing professional marine assistance organization in North America. Sea Tow was founded in 1983 and has 90 licensees operating Sea Tow assistance centers throughout the United States. Boat owners and operators who subscribe to Sea Tow’s services receive a variety of free services such as towing, soft groundings, fuel drops, jump-starts, prop disentanglements and navigation assistance. Sea Tow’s services are also available to non-members.

On October 23rd, we executed our first Master Distribution and Sales Agreement with Sea Smart LLC, granting an exclusive agreement to distribute our RK3000 systems to the marine recreational industry and related governmental entities such as the US Coast Guard within a fixed territory which specifically includes North America and Australia. The initial term of the agreement ends December 31, 2005. The Agreement provides for fixed minimum purchases totally 6,500 units to be delivered quarterly during the initial period ending December 31, 2004 with an approximately fixed minimum of a 50% increase above that number to 9,700 units during the follow-on 12-month period with units to be delivered quarterly. Since delivery of the units is not expected to begin until June 2004, the agreement dates are likely to be extended by at least six months. Failure to meet minimum purchases are grounds for loss of exclusivity and the contract may be terminated by either party with or without cause upon 30 days notice. There are special provisions penalizing Sea Smart for the failure to activate the RK3000 systems within sixty days of product delivery including the payment of a monthly penalty. Sea Smart will participate in 10% of the gross recurring revenues from the activation of each unit which incentifies Sea Smart’s efforts to initiate end-user activation of the system. Sea Smart is wholly-owned by affiliates of Sea Tow Services International, Inc. including Joseph Frohnhoefer who is the chairman and CEO of Seatow and a director elect of Remote Knowledge.

Key Vendors

Globalstar L.P. and Iridium Satellite LLC

We have executed a service agreement with both Globalstar and Iridium pursuant to which they will provide us with satellite communications services for our RK3000 products. Both own and operate low-earth-orbit satellites and state-of-the-art satellite and network operations control centers. We will act as a reseller of their satellite communications services to users of our RK3000 products and services. We determined it was best to have contracts with both to insure satellite communications were available in all instances for our RK3000 in a competitive environment.

Sprint

We have entered into an agreement to utilize Sprint’s PCS network which consist of 3G1XRTT CDMA technology. Sprint will provide the PCS service that will carry data communications between the RK3000 and the knowledge bank. Most terrestrial originated data traffic to or from the RK3000 will be carried over this PCS network.

Our Capital Raising Efforts.

From January 2002 through November 2002 we conducted a private offering of up to 15,000 shares of our Series A Preferred Stock, managed by Sanders Morris Harris Inc. We sold a total of 5,554 shares of Series A Preferred Stock at $1,000 per share, resulting in total proceeds of $5,554,000 and net proceeds of $5,040,033 after commissions and expenses. We paid Sanders Morris placement agent fees in the amount of $513,967 and issued them five-year warrants purchasing an aggregate of 553,400 shares of our common stock at a price of $1.20 per share. In connection with the offering, in March 2002, we and several of our largest shareholders executed a voting agreement with Sanders Morris pursuant to which we agreed that, so long as at least 556 shares of Series A Preferred Stock remain issued and outstanding, we would nominate one person designated by Sanders Morris to be on our board of directors. In November 2002, we sought and received the consent of the holders of the then-outstanding shares of Series A to amend the terms of the Series A to reduce the conversion price of the Series A from $2.00 per share to $1.00 per share, to change the date by which we were obligated to file the registration statement of which this prospectus is a part, and to change the penalty provisions for a late filing or a late effective date of the registration statement.

In November 2002, we closed a $1,500,000 loan transaction with SMH Varitek LLC, a Delaware limited liability company controlled by principals of Sanders Morris. The note as extended is due without interest on May 27, 2004, and is secured by a lien on all of our technology and intellectual property. The note is also secured by a pledge of all of the stock owned by our founders, Mr. Randy Bayne and Mr. Harry Bayne. The note is convertible into the type of securities sold by us (either common stock or securities convertible into common stock) in our next private or public offering that raises at least $3,500,000. As consideration for the loan, we issued SMH Varitek five-year warrants to purchase 1,500,000 shares of our common stock at a price of $0.01 per share. We agreed to register the resale of the common stock issuable to SMH Varitek upon the conversion of the note and the exercise of the warrants.

As additional consideration for the loan, Randy Bayne and Harry Bayne collectively transferred 432,157 shares of common stock to SMH Varitek, representing approximately 8.0% of our issued and outstanding common stock. Randy Bayne further agreed to transfer to SMH Varitek 25% of any shares of common stock that he acquires upon the exercise of any options, up to 300,000 shares, as further consideration for the loan. Our founders and we also executed a stockholders agreement with SMH Varitek pursuant to which we agreed that, so long as the note remains outstanding, we would nominate one person designated by SMH Varitek to be on our board of directors.

On January 31, 2003, we sold promissory notes in the principal amount of $961,000 to several investors, which notes are due on March 31, 2004. In lieu of interest, we agreed to pay the noteholders, on a quarterly basis beginning with the quarter ended September 30, 2003, and ending with the quarter ended June 30, 2005, a sum equal to 0.4805% of our gross revenues from sales of the RK3000 and related monthly monitoring services. In the event that the total amount paid in lieu of interest does not meet or exceed an annual yield of 10% of the principal amount loaned, we will be obligated to pay the noteholders, within 30 days after June 30, 2005, the difference between the total amount paid in lieu of interest and an amount equal to 20% of the principal amount loaned. As consideration for the notes, we also issued the noteholders warrants to purchase 240,250 shares of our common stock at a price of $1.00 per share for five years.

On April 16, 2003, we sold an additional $885,000 notes due March 31, 2004. In lieu of interest, we agreed to pay the noteholders on a quarterly basis beginning with the quarter ended September 30, 2003, and ending with the quarter ended June 30, 2005, a sum equal to 0.4375% of our gross revenues from sales of the RK3000 and related monthly monitoring services. As consideration for the notes, we also issued the noteholders warrants to purchase 221,250 shares of our common stock at a price of $1.00 per share for five years.

The notes sold in January and April 2003 are convertible into the type of securities sold by us (either common stock or securities convertible into common stock) in our next private or public offering that raises at least $3,500,000. We agreed to register the resale of the common stock issuable to the noteholders upon the conversion of the notes and the exercise of the warrants.

During the latter half of 2003 we borrowed an additional $855,000 in the form of a short term bridge loan. Of the $855,000, Harry and Dan Granader, father and son respectively, loaned $175,000 and Sanders Opportunity Fund LP, an affiliate of Don Sanders loaned $250,000. Neil Granader, a brother of Dan Granader loaned $175,000 and two other unrelated unaffiliated third parties, loaned $255,000. The notes are due July 31, 2004 and in lieu of interest collectively pay sums equal to 2.565% of the revenue from January 1, 2004 through December 31, 2004, derived from a product the Company expects to begin marketing in early 2004. A minimum return of 15% of the principal amount of the notes is guaranteed.

Employees

We currently have fifteen full time employees and three contract personnel. As needed, we will add other personnel in management positions with the proven knowledge and experience to direct and manage the many outsourced aspects of our business operations, including hardware, database, and software engineering and support, manufacturing, product development, information storage and communication, monitor and response, information technology, human resources and accounting. The most predominant growth factor impacting our labor requirements will be driven by our knowledge central operations.

Satellite Earth Station and communication software purchase

On December 31, 2002, we entered into a commitment letter with Cislunar Networks Corp., a satellite communications provider, to loan it $360,000. On February 11, 2003, we executed the loan agreement with Cislunar pursuant to which we loaned it approximately $389,000. The promissory note bear 8% annual interest and was secured by a security interest in certain of Cislunar’s fixed assets and customer contracts. Repayment of principal was due in four installments on April 18, 2003, July 10, 2003, October 20, 2003, and January 19, 2004. The first two payments were deferred. In connection with the loan agreement, Cislunar granted us an exclusive 6-month option to acquire its assets for a purchase price equal to the amount remaining outstanding on the loan. Cislunar’s unsecured accounts payable far exceed the value of its assets and after conducting due diligence to determine the feasibility of acquiring Cislunar’s assets, we determined acquiring all the assets was not feasible. In September we acquired their satellite earth station and technology and software associated with satellite transmission products. At the same time we licensed their technology back to Cislunar so they can carry on their non-competing businesses. Cislunar’s ground station potentially could provide the satellite communication link in future versions of our RK3000 systems.

Research and Development

We spent approximately $2,530,000 and $1,401,000 on research and development in fiscal 2002 and 2001, respectively. As described above, most of those funds were paid to Lockheed Martin to engineer our proprietary technology, database and software solutions in our beta units. During 2003 we employed Mr. Mark Sullivan, formerly the chief engineer of Cislunar Networks Corporation, to enhance and finish development of our RK 3000 unit. This work is now complete. We will continue to improve, enhance and introduce new products as dictated by technological advancements, as well as market and customer demands. By utilizing the development strengths of our strategic partners, we can demonstrate to our customers credibility in engineering and design, reliability in product support, and reduced expense in development cost, while still controlling the ownership of our existing and future proprietary technology. In addition, we intend to identify and pursue opportunities to license or acquire other technologies that could further improve our products, thereby benefiting both our customers and our financial condition.

Patents

We have the following patents and patent applications on file in the U.S. Patent and Trademark Office:

Serial Number 09/863,956

Filed: 5/23/01

Issued: 04/03

Expires: May 23, 2021

Entitled: “GPS Antenna Array”

Patent Number 6,542,119B2

Serial Number 09/835,893

Filed: 4/16/01

Entitled: “Data Communications Synchronization Using GPS Receivers”

Serial Number 09/968,746

Filed: 10/01/01

Entitled: “Telematics System”

The GPS Antenna Array patent relates to a multiple antenna collection with antennas based around different sides of a portable radio frequency device. The use of multiple antennas allows signals to be detected from a series of directions, including enabling a GPS receiver to detect satellite data in several orientations. The GPS Antenna Array patented technology serves a variety of technical purposes and is not limited to the telematics industry. For example, this technology can be used with cell phones, PDAs and any type of radio frequency portable device.

The patent application entitled “Data Communication Synchronization Using GPS Receivers” relates to a system that uses GPS synchronization pulses in a communications array to provide organization of the transmission of data during assigned time slots. This invention can be used in many industries other than telematics. For example, the system could be deployed in both cell and satellite telephone communication systems that utilize time division multiplexing. Thus, this system could be licensed for many different fields of use.

The patent application entitled “Telematics System” covers the overall system for our RK3000. This application covers approximately eight to ten separate inventions that were created in the design of our initial telematics device. Examples of these inventions are anti-defeat counter measures, providing location and other information based upon the occurrence of certain conditions without being polled by a base station, and monitoring power levels to determine if external power has been lost.

Trade Secrets and Copyrights

We believe that substantial value exists in our trade secrets, including the design features and source code for the software of the RK3000 and the product research we conducted to avoid infringing the patents of others. Copyright protection exists in all of the documentation that has been created by us, including the information describing the installation, design and operation of our telematics product.

Competition

The telematics industry results from the convergence of multiple technologies, accordingly there are a substantial number of potential competitors. Currently, the vast majority of telematics products exists in the automotive market with the most notable being the General Motors “On-Star” system. Currently, we do not have any plans to enter the automotive market. However, there is a wide range of equipment providers, software companies, wireless service providers and content companies, all hoping to gain a piece of the enormous potential of telematics applications in other markets. We have not sold any products to date and currently do not have any market share.

Our model to enter the telematics industry is to combine in one product many of the various hardware and services offered separately since we are not aware of any other companies which have combined all of these services as part of their product offering.

In addition, other current companies’ products do not have the ability to have either their application software (sensor inputs) or firmware (operating system) upgraded remotely to accept new commands or firmware upgrades. When these products offer only certain fixed or “canned” services it becomes a limiting factor in meeting various prospective customer needs. Also, their provisions for communications are centered on one type of architecture, i.e., cellular or satellite. This too is a limiting factor because if the asset being monitored moves out of the chosen communications footprint, the ability to monitor or respond to the end user’s request or needs is then rendered inoperable.

In the case of Remote Knowledge, our products and related services will provide a clear alternative to what currently exists in the market place today. In our asset management system, or RK3000, we have built a hardware system that can be remotely reprogrammed at any time to accept both new application software commands as well as the ability to have its firmware upgraded. This provides ultimate flexibility in providing a customization business approach for the customer, sales channel, or market in question during the products life cycle. In addition, the hardware has been engineered to work in multiple communications environments to eliminate the communication “footprint” concern. The Company offers the customers the choice of digital CDMA cell piece provided by Spring or one of two satellite configurations provided by either Globalstar or Iridium or both cell and satellite.

We have also provided for the same flexibility and customization to its back office services as it has in its asset management hardware. The data base architecture and the supporting web service have been engineered in a manner whereby we can deliver real time customization to such things as data reporting delivery, data mining and historical storage of asset information, client profiles, and even the individual look and feel of the customer web interface.

This flexible design permits the Company to recognize, process and route a request to any individual, service group or call center operation anywhere in the world at any time. The Company also provides for its own call center operation whereby a customer or any entity servicing the asset can request response professional support to the end user via our service offering.

GPS and Communications Products in the Marine Industry

In the marine industry, there are numerous GPS positioning products from a number of well-known and established companies such as Raytheon Company, Motorola, Inc., Trimble Navigation Ltd., Lowrance Electronics, Inc. and Garmin, Ltd. There are also several wireless communications providers operating in the marine industry, most notably Globalstar. Because telematics is a more than just GPS positioning or wireless communications, we view these industry players more as potential alliance partners and less as competitors. Thus, we have entered into discussions with Globalstar to obtain satellite communications services from them, which would allow our RK3000 to be utilized within a larger area of the U.S. as well as globally.

Telematics Products in the Marine Industry

We are aware of only a very limited telematics product offering in the marine industry. Satellite Security Corp. offers the most advanced telematics marine unit on the U.S. market. However, at nearly twice the price of the RK3000, it lacks numerous standard features that are contained in our product. Pilotfish Networks AB, a spin-off company from Sweden’s LM Ericsson Telephone Co., has made inroads to selected European markets with a telematics product. However, language differences in the communications center and the European GSM cellular environment are limiting factors. Skynet Telematics UK has a product of limited functionality being offered in the marine industry that also utilizes GSM cellular technology. Thales-Tracs Limited launched an enhanced version of its Tracs-SAT/C Marine tracking system in April 2001. Although this company markets marine related tracking devices to commercial marine vessels (shipping), it does not currently target the end consumer or pleasure craft market.

Government Regulation

There are two regulatory regimes that apply directly to the RK3000. They are:

•	The FCC. The hardware falls under the jurisdiction of the FCC because the unit has the ability to transmit data using the internal cellular phone. The cell phone is certified under FCC Part 15, so certification for the RK3000 should be straightforward. The certification has been applied for and we expect to receive certification prior to our first sale of the RK3000 device.

•	The Department of Commerce. We are no longer using encryption for secure communications between the RK3000 devices and the knowledge bank. However, with a VeriSign 128-bit SSL Global Server ID, available from VeriSign as part of its Secure Site Pro and Commerce Site Pro Services, our customers can enjoy secured communications when visiting our web site. The VeriSign Global Server ID is a septillion times more secure than any other product. Until recently, strong 128-bit encryption was not exportable. The United States Department of Commerce has approved VeriSign to issue certificates for 128-bit encrypted communications, the highest level of encryption ever allowed across United States borders.

Item 2. Description of Property.

Our principal business office is located at 16360 Park Ten Place, Suite 200, Houston, Texas 77084, where we sublease approximately 10,000 square feet of office space for which we pay rent of $10,333 per month. Our lease is scheduled to terminate in April 2006. We believe such facilities will be adequate through at least 2004. If additional space is required before the lease terminating, we plan to use the existing space to house our call center operations. As of September 2003, our subleasor ceased operations and we are directly paying rent on what must be deemed a month-to-month tenancy. We are attempting to negotiate a direct lease with the landlord. We have also leased a 100 square foot building at the base of the Cislunar satellite earth station where several of our computer servers utilized in the knowledge bank system are located and we have a ground lease where our antennae reside. We pay $1,000 per month to Mark Sullivan for this facility and ground lease which is located at 4260 West Highway 86, Joplin, MO. We also pay $300 per month to sublease office space at 2400 Country Club Lane, Joplin, MO 54804 from Niobrara Research and Development Company.

Item 3. Legal Proceedings.

On October 22, 2003, we settled litigation with our former chief executive officer Dan Goodhall. The settlement resulted in all litigation being dismissed with prejudice relating to the Harris County, Texas Judicial District Case No. 202-09577. The settlement requires that commencing on December 15, 2003, the Company must repurchase the stock issued to Mr. Goodhall during the term of his employment including payments for estimated tax liability for a combined total of $498,500, which payments are to be made periodically until September 15, 2004 at which point, the final payment including estimated tax liability will be made to Mr. Goodhall and the Company will have reacquired into the treasury a total of 125,000 shares of our common stock. Failure to make any payments during the term of the settlement agreement in a timely fashion shall result in the total amount of the settlement becoming immediately due and payable. The settlement includes a settlement of any claims known or unknown and fully resolves the claims made by all parties to the action. The Company was not able to make its required payments timely. On April 22, 2004, after payment of $100,000 of the settlement amount, another agreement was entered into. Under this new agreement, 4 monthly payments of $12,500 each are to be made beginning on April 30, 2004 and one final payment of $353,500 due August 30, 2004. At such time as the final payment is made, Mr. Goodhall will return the 125,000 shares of stock.

On the 27th day of October 2003, Lockheed Martin, Inc. filed suit in the 55th Judicial District in Harris County, Texas to collect on a promissory note issued by us to Lockheed Martin in the principal amount of $480,484 plus interest for a total due through August 31, 2003 of $502,542. We have answered by way of a general denial and claimed affirmative defenses of estoppel and failure of consideration as Lockheed Martin failed to provide the product and services for which it was contracted, payment for which form the basis of the promissory note at issue. This promissory note is secured by a lien against all of the computer equipment purchased by Lockheed. Under our Engineering and Development Agreement with Lockheed Martin, Lockheed Martin owns all of the technology developed by them until this note is paid in full. While this litigation is in the very early stages of discovery, it is likely that we will make significant attempts to resolve the litigation as soon as we have (if ever) the financial wherewithal to make a cash settlement of the claim. Pending the final outcome of the litigation, the Lockheed Martin litigation should not adversely impact the marketing of the RK3000 System as the RK3000 System no longer contains any components, software or other intellectual property that is subject to the Lockheed Martin liens.

On January 16, 2004 a former employee filed suit for breach of his employment contract seeking back pay and several payments of approximately $100,000. The case is in the very early stages and is pending in the Federal District Court in Houston, Texas. The Company believes it has recorded adequate reserves to cover any losses sustained in this matter.

In the normal course of our business, we are subject to regulations, proceedings, lawsuits and claims including employment issues and disputes with vendors. Although we believe that the contingencies provided for in our financial statements are currently adequate, there can be no assurance that the amounts required to discharge alleged liabilities from lawsuits, claims and other legal proceedings will not exceed our estimates.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no items submitted during the fourth quarter of the fiscal year covered by this annual report to a vote of stockholders, through the solicitation of proxies, or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

We are authorized by our Articles of Incorporation to issue 100,000,000 shares of common stock, $.001 par value, and 10,000,000 shares of preferred stock, $.001 par value. As of April 30, 2004, there were 5,736,085 shares of common stock currently outstanding and 5,297 shares of Series A Preferred Stock and 6,623 shares of Series B Preferred Stock outstanding.

In December 2001, we declared a one for eight reverse split of our outstanding common stock.

Options and Warrants

As of April 30, 2004, options to purchase an aggregate of 3,789,000 shares of common stock were issued and outstanding. These options were issued to several of our employees and consultants. The exercise price of these options is $1.00 per share.

As of April 30, 2004, warrants to purchase 15,208,311 shares of common stock, at prices ranging from $0.01 per share to $2.00 per share, were issued and outstanding. In March 2002, we issued warrants to acquire 22,500 shares of our common stock at an exercise price of $2.00 per share at any time on or before February 22, 2007. In November 2002, we issued warrants to acquire 1,500,000 shares of our common stock at an exercise price of $0.01 per share at any time on or before November 26, 2007. In December 2002 we issued warrants to acquire 553,400 shares of our common stock at an exercise price of $1.20 per share, which has subsequently been reduced to $0.90 due to anti-diluting provisions in the warrant, at any time on or before December 5, 2007. In January 2003, we issued warrants to acquire 240,250 shares of our common stock at an exercise price of $1.00 per share at any time on or before January 31, 2008. In April 2003, we issued warrants to acquire 221,250 shares of our common stock at an exercise price of $1.00 per share at any time on or before January 31, 2008. On March 30, 2004, we issued warrants to purchase 12, 523,301 shares of common stock at $0.75 per share at any time before February 28, 2011. On March 30, 2004, we issued warrants to purchase 148,600 shares of common stock at $0.90 per share at any time before February 28, 2011.

Transfer Agent

The transfer agent for our common stock is Computershare Investor Services, 350 Indiana Street, Suite 800, Golden, Colorado 80401.

Market Information

Subsequent to our merger with Jade Technologies, a shell corporation, in June 1998 our common stock began trading under the symbol “VATK” on the OTC Bulletin Board. During 2000, we were moved off of the OTC BB and have since traded in the Pink Sheets published by the Pink Sheets, LLC. As a consequence of our one for eight stock split effective on December 28, 2001, our symbol changed to “VTKI.” As of September 2003, our common stock commenced trading under the new symbol “RKNW” as a result of our name change.

The following table sets forth, for the periods indicated, the high and low closing bid quotations of our common stock as reported in the Pink Sheets. The following common stock quotations represent inter-dealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions.

	HIGH	LOW
Year Ended December 31, 2002:

First Quarter	$7.25	$1.80

Second Quarter	5.75	2.00

Third Quarter	3.00	1.25

Fourth Quarter	4.80	1.10

Year Ended December 31, 2003:

First Quarter	$4.00	$2.50

Second Quarter	$3.40	$2.50

Third Quarter	$3.92	$2.55

Fourth Quarter	$3.85	$1.50

On May 11, 2004, the last reported sale price for our common stock was $1.85 per share.

Holders

On April 30, 2004, there were approximately 295 registered holders of our common stock. Based on a broker count, we believe at least an additional 814 persons are shareholders with street name positions.

Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors, on a pro rata basis with holders of our outstanding shares of Series A and Series B Preferred Stock. We have not declared any cash dividends on our common shares for the last two fiscal years and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to use all available funds for the development of our business. We are not currently a party to any agreement restricting the payment of dividends.

Recent Sales of Unregistered Securities

Since January 1, 2003, we have sold securities which were not registered as follows:

Date	Name	Security Sold	Consideration	Registration Exemption
05/29/03	Brandon Coleman(1)	25,000 shares common stock	consulting services	701
05/29/03	Larry O’Brien	35,000 shares common stock	claim settlement	4(1)
1/31-4/16/03	Separation Services, Inc.	Notes	$25,000	506
	Robert Darnell	Notes	$25,000	506
	Mark Miller	Notes	$25,000	506
	London & London, Inc.	Notes	$25,000	506
	Robert F. Dean	Notes	$25,000	506
	Kniehl Family Trust of 1994, Robert	Notes	$25,000	506

Date	Name	Security Sold	Consideration	Registration Exemption
	F. Dean TTE Dan and Harry Granader	Notes	$200,000	506
“	Neil and Louise Granader	Notes	$200,000	506
“	Alan Granader	Notes	$605,000	506
“	Brian or Sharon Redd	Notes	$25,000	506
“	Terry Strange	Notes	$50,000	506
“	Priority Leasing, Ltd.	Notes	$60,000	506
“	James McAlister, Sr.	Notes	$50,000	506
“	James McAlister, Jr.	Notes	$50,000	506
“	Marion W. or Janice Stewart	Notes	$25,000	506
“	Richard W. or Judith E. McNairy	Notes	$25,000	506
“	Walter E. or Janet S. Bliss	Notes	$25,000	506
“	Harry Granader	Notes	$55,000	506
“	Dan Granader	Notes	$126,000	506
“	Neil Granader III. Certain Warrants Issued with Promissory Notes	Notes	$200,000	506
1/31-4/16/03	Separation Services, Inc.	6,250 warrants to purchase common stock	note purchase	506
	Darnell, Robert	6,250 warrants to purchase common stock	note purchase	506
	Miller, Mark	6,250 warrants to purchase common stock	note purchase	506
	London & London, Inc.	6,250 warrants to purchase common stock	note purchase	506
	Dean, Robert F.	6,250 warrants to purchase common stock	note purchase	506
	Kniehl Family Trust of 1994 Robert F. Dean TTE	6,250 warrants to purchase common stock	note purchase	506
	Dan and Harry Granader	50,000 warrants to purchase common stock	note purchase	506
“	Neil and Louise Granader	50,000 warrants to purchase common stock	note purchase	506
“	Alan Granader	151,250 warrants to purchase common stock	note purchase	506
“	Brian or Sharon Redd	6,250 warrants to purchase common stock	note purchase	506
“	Terry Strange	12,500 warrants to purchase common stock	note purchase	506
“	Priority Leasing, Ltd.	15,000 warrants to purchase common stock	note purchase	506
“	James McAlister, Sr.	12,500 warrants to purchase common stock	note purchase	506
“	James McAlister, Jr.	12,500 warrants to purchase common stock	note purchase	506
“	Marion W. or Janice Stewart	6,250 warrants to purchase common stock	note purchase	506
“	Richard W. or Judith E. McNairy	6,250 warrants to purchase common stock	note purchase	506
“	Walter E. or Janet S. Bliss	6,250 warrants to purchase common stock	note purchase	506

Date	Name	Security Sold	Consideration	Registration Exemption
“	Harry Granader	13,750 warrants to purchase common stock	note purchase	506
“	Dan Granader	31,500 warrants to purchase common stock	note purchase	506
“	Neil Granader	50,000 warrants to purchase common stock	note purchase	506

(1)	Consulting services relating to product marketing research.

No underwriter or selling or placement agent was involved in any of the transactions described above.

For issuances pursuant to Rule 701 promulgated pursuant to the Securities Act of 1933 as part of compensatory benefit plans, the total value for all of the shares of common stock issued pursuant to Rule 701 did not exceed $1 million in during any 12 month period.

In connection with the shares of common stock issued to certain advisory board members and consultants pursuant to Section 4(2) of the Securities Act of 1933, as amended: (i) the issuances were transactions by an issuer not involving a public offering; (ii) we made the determination that each investor had enough knowledge and experience in finance and business matters to evaluate the risks and merits of the investment; and (iii) there was no general solicitation or general advertising used to market the securities. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

In connection with all of the offerings and sales made pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended: (i) No advertising or general solicitation was employed in offering the securities; (ii) the offerings and sales were made to a limited number of persons, all of whom were accredited investors, or business associates of the Company; and (iii) transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933, as amended. In addition, the investors made representations, and we have made independent determinations, that all of the investors were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. All of the individuals and/or entities that purchased the unregistered securities were known to the Company and its management through pre-existing business or personal relationships, as long standing business associates, friends, employees, relatives or members of the immediate family of management or other shareholders. All purchasers were provided access to the material information which they requested and all information necessary to verify such information, and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company.

Item 6. Plan of Operation.

Forward-Looking Statements

This annual report contains forward-looking statements that relate to our business.

Such statements are not guarantees of future performance and actual results could differ materially from those expressed or implied in such statements as a result of certain factors, including those set forth in “Our Business,” and elsewhere in this report. All statements, other than statements of historical facts, included in this prospectus that address activities, events or developments that we expect, believe, intend or anticipate may occur in the future, including the following matters, are forward looking statements:

•	timing of products and new product releases,

•	research and development expenditures, including the timing, amount and nature thereof,

•	estimates of additional capital requirements,

•	sales projections,

•	repayment of debt,

•	business strategies,

•	product pricing and demand, and

•	expansion and growth of business operations.

These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances.

These forward-looking statements are subject to risks and uncertainties, including those associated with:

•	the availability of additional financing on favorable conditions,

•	general economic, market and business conditions,

•	the success of our engineering efforts,

•	our ability to protect our intellectual property,

•	business opportunities that may be presented to and pursued by us,

•	changes in laws or regulations, and

•	successful exploitation of our market opportunities.

Significant factors that could prevent us from achieving our stated goals include:

•	our inability to obtain financing for research and development, manufacturing, and marketing expenditures,

•	our inability to compete against existing or future competitors,

•	a substantial increase in the cost of our products,

•	declines in the market prices for our products, and

•	adverse changes in our target markets.

The cautionary statements contained or referred to in this report should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Our Results of Operation

Since the inception of our current business plan in 1998, our operations have consisted primarily of various start-up activities relating to our current business, including developing GPS technologies, building our strategic marketing plan, identifying and contacting potential customers in our target industries, recruiting personnel and raising capital. We have not had any revenues to date, and our expenses have consisted of research and development, sales and marketing and general and administrative expenses, resulting in an operating loss since January of 2001 as a development stage company through December 31, 2003 of $19,716,560.

Our Revenue Goals

Initially, our marketing efforts will be directed towards the marine commercial and pleasure craft, oil and gas and recreational vehicle (“RV”) markets. Sales of the RK3000 device to these markets will produce two revenue streams. The first is from the sale and installation of the device itself. The second is from the recurring monthly fees for our monitoring services, which will be sold under contracts ranging from one to three year terms.

Our immediate goal is to have revenue commence from the sale of the device in June 2004 and for monitoring services as soon thereafter as the devices are installed on end user’s equipment. In this regard, we have entered into a two-year master distributor agreement that requires a minimum purchase during the first year of 6,500 RK3000 Units and minimum second year purchases of 9,700 units.

Based on our current pricing models, gross profit should average about $300 per device the exact amount depending on the mix of units sold. Assuming a monthly fee of $32 to $87, the gross profit per unit on the recurring revenue should range between $10 and $44 per month, and the average per month is expected to increase as the number of units in use increases. This monthly service will also be sold at a discount under prepaid multiple year contracts which may offer us a source of additional funds in the short term.

Twelve Month Plan of Operation

On October 23, 2003, we executed our first Master Distribution and Sales Agreement with Sea Smart LLC, granting an exclusive agreement to distribute our RK3000 systems to the marine recreational industry and related governmental entities such as the US Coast Guard within a fixed territory which specifically includes North America and Australia. The initial term of the agreement ends December 31, 2004 with an approximately fixed minimum of a 50% increase above that number to 9,00 units during the follow-on 12 month period with units to be delivered quarterly. We expect deliveries under this contract to begin in June 2004. Due to the delay in commencing shipments, it is likely the contract dates will be extended for six months.

We concluded a sale of approximately $2.4 million of equity on March 30, 2004 with a second tranch of approximately $900,000 due after 2,300 RK3000 units have been sold. Subscriptions to a second equity offering of $4.9 million have also been received with proceeds due after July 30, 2004, but are also contingent on the sale of 2,300 RK3000 units. The initial proceeds will permit us to commence manufacturing and sale of our product, to reduce outstanding debt and other obligations by approximately $900,000 and provide sufficient additional working capital for several months of operations until proceeds from the second tranch are received.

Proceeds from the second tranch and the second offering will permit us to pay the remaining outstanding debt and other obligations as well as permit us to accelerate development of enhancements to our RK3000 unit and expand the marketing of those units beyond the marine pleasure craft industry. We will also be able to begin development and marketing of our satellite communication technology.

As of May 11, 2004, SeaSmart had begun a several week field test of our RK3000 production unit. As soon as that is completed we expect them to place the first order for units under their contract. Since the SeaSmart contract effectively funds the manufacturing of our product, we will immediately commence that process to fill the first order. The SeaSmart agreement provides that upon placing the order they must pay one-third of the purchase price of the RK3000 systems with a second one-third due upon commencement of manufacturing. Based on the first anticipated order, these two payments cover 80% of the costs of the manufacturing. Since we have negotiated 30-day payment terms from our manufacturer and the final third of the purchase price is due upon delivery of the units to SeaSmart’s customers, all costs of manufacturing and profit margins should be covered by way of these payments, unless there is a lengthy delay in the sale of the unit to SeaSmart’s customers. Pre-selling efforts have already begun and the Company anticipates ordering and shipping monthly on a timely basis to avoid any substantial inventory costs. The gross profit on the anticipated minimum sales of 500 units per month to SeaSmart, LLC will also contribute approximately $150,000 per month toward funding operating expenses.

Using the Company’s monthly “burn rate” or use of funds, and our budget for changes and additional expenditures, there are sufficient funds on hand plus gross profit on anticipated unit sales to fund operation through August 2004. By that time, receipt of the second tranch of funds from the March 30 close is expected as well as funds from the second offering. However, as discussed above, receipt of funds from both these offerings is contingent upon the sale of 2300 RK3000 units.

Therefore, it is imperative that this level of sales be achieved prior to August 30. In that regard the Company has developed a plan to sell at least 2300 of units by early August. We expect the initial monthly order from Seatow for 500 units will be placed prior to June 1. Immediately thereafter a “rollout” of the unit to different geographical regions and to Seatow’s subscriber base has been planned. A marketing budget has been established and advertising material has been developed and ordered along with software to support the sales and marketing effort. New sales executives are being interviewed and meetings are being set up with dealers who will retail the devices. The Company will be a presenter at a trade show in early July where new products are introduced to wholesale buyers of marine products.

To help insure that the Company’s expenditures do not exceed its available funds, an expenditures budget through August was developed. It minimizes certain expenditures such as administrative, where most personnel additions have been deferred until September and permits other expenditures, such as marketing, to be closely monitored to insure they are not exceeded.

The Company has begun to hire call center and technical support personnel as it is anticipated these services will be required by late June when the first installation of the units of vessels will begin. A manager is also being interviewed to be responsible for establishing and training a network of installers.

The Company is also in discussion to establish a relationship similar to the Seatow relationship with a firm in another industry. This relationship would involve both the RK3000 and the Company’s satellite communication technology. To date the Company has made two presentations to this firm and we are in discussion as to the type of relationship to be entered into and the responsibilities of each party. If this relationship is completed it could offer another outlet for sales of our RK3000 and assist in meeting our immediate goal of selling 2300 RK3000 units.

In addition, the Company has a verbal understanding with Stallion Oil Field Services as to an undertaking to sell communication services in the oil and gas industry using our satellite communication technology. The terms are currently being put in definitive form by counsel. The terms include Stallion using the services in their own operation and Stallion and the Company joining efforts to market the communication services to other oil field service companies and oil and gas operating companies. Before any sales can commence however, some updating of both the hardware and software will be required and will likely take several months.

Some limited work can be done with our existing resources and personnel, but the most substantial work will have to be done after more funds are available.

The timing of additional activities and the penetration of other markets beyond those described immediately above depends primarily on the availability of funds from the second tranch and second offering also described above as well as the initial success in selling units under the Seatow agreement. We believe we can achieve cash flow break even including the costs of the additional personnel and expenses noted above at approximately 1000 units per month. We anticipate reaching that level of sales by the third quarter of 2004.

Additional activities, which will only begin after our product launch and receipt of the additional funds, include enhancing the capabilities of our RK3000 units by making them WiFi capable and to include communication with fixed high altitude satellites which we anticipate will help us control our costs and to update the hardware and software of our satellite communication technology. The oil and relationship is not expected to provide funding for these endeavors, but the relationship being developed outside oil and gas and marine pleasure craft industries may provide funding for product development.

Operations

The programming for our data center, the knowledge bank has been completed in order to demonstrate its full functionality in conjunction with the RK3000 in a working environment. Subsequently, we must also program any special monitoring and notification required by the initial orders.

Our call center is operational and is fully functional along with the RK3000 device. To accomplish this we have built a facility within our home office and have installed the necessary telecommunication equipment and computer hardware and CRM software.

With the exception of the satellite board and few key cost driver components, the other components are available within industry standard lead-times, which is usually 6 - 12 weeks. As orders are received, we plan to order the manufacturer of the device to the customer’s specification and have them shipped directly to the customer. We do not plan to manufacture units for inventory. Once we have raised additional funds and have established some projected sales order levels, the satellite boards and other key cost driver components can be placed on order which should reduce the lead-time for manufacturing. We have no present plans to manufacture the devices ourselves but to use contract manufacturers exclusively.

We also will develop and train a network of installers. We do not plan to install devices ourselves on end users equipment, but would make this network available for dealers to use to install the RK3000 on their customers boats or RVs. In some cases, as volume grows, we expect large dealers will have trained and licensed installers on staff.

Once the device is installed, the end user must phone knowledge central to establish their specific security procedures, e.g., who to notify and by what means such as telephone, email, etc., when a security alarm is noted, to activate the unit, and to make payment arrangements for the monthly monitoring fee. The amount of the fee will be determined by the level of service desired and by the length of the contract desired, with one year being the minimum length. These fees may be paid by credit card or ACH bank transfer.

Our Customer Relationship Management (CRM) software has been installed to enhance our call center operation as well as “marry” it to the accounting system for matters such as automatic monthly credit card charges and ACH bank transfers.

The knowledge bank records and retains data received from each installed RK3000 while an asset is in use and any alarms. This data might be useful to the end user customer, for instance, if he wished to sell his boat or negotiate better rates with his insurer he would have access to a log of the boat’s use. It would also be useful in the form of non-customer specific data provided to OEMs, dealers, insurers and financial companies. We plan to market the availability of this data and believe it can be a significant source of revenue in the longer-term future.

Recent Acquisition of Communication Assets

In September 2003 we acquired certain assets of Cislunar Networks Corporation consisting of their satellite earth station and all of the technology and software associated with their satellite transmission products. We did not acquire their existing operations including their customers or liabilities.

The transaction was a result of a loan we made in February under which we were granted the right to buy these assets. The loans was for $389,000 and after legal and other costs the amount charged to the acquisition of these assets was $548,000.

These assets were acquired to allow us to reduce and better control our operating and device costs in future models of the RK3000™ by using fixed high orbiting satellites rather than low earth orbiting satellites. This technology will also enable us to add such features as high-speed Internet access to the RK3000™ at transmission costs less than those possible currently. We do not expect these later models to be introduced at the earliest until late 2004 and consequently are not likely to have any significant impact on revenues and costs until 2005, and such amounts cannot be quantified since engineering and development work has not yet begun and the satellite transmission contract and cost must be negotiated.

Using this acquired technology, during 2004, we plan to introduce a service to provide high-speed Internet, voice and data transmission to remote areas where such services are not currently available. These areas would include rural areas in the USA, remote areas in foreign countries, and ocean based commercial operation. These services will be available using technology, software and a satellite earth station in Joplin, Missouri acquired from Cislunar Networks Corporation. This technology involves using fixed high earth orbiting satellites. Again this service is not expected to have any impact on operations in 2004 since no market analysis has been done and engineering and development have not yet begun and satellite transmission contracts and costs must be negotiated.

Marketing

We will accomplish methodical, effective penetration of the commercial markets through the combined efforts of our in-house Business Development Team, OEM’s, selected VARs (“value added resellers” such as Sprint, Iridium and Globalstar), and key market partners such as Seatow and Stallion. Our sales and marketing objective is to achieve broad market penetration through vertical marketing and targeted sales activities within the marine pleasure craft, recreational vehicle, maritime commercial, heavy equipment and oil and gas markets. We are currently introducing our product through a number of sales channels, including the following:

•	Business Development Team:

Our business development team is focused on marketing and selling our services to regional and national based customers. These customers are defined as OEMs, national distribution and services companies, large aftermarket dealer/distributors and commercial end users in the oil & gas and maritime commercial markets. The sales process with these large-sized customers often requires many months of activity, is competitive, and typically requires a pilot test of our services.

Our marketing department is engaged in a wide variety of activities, such as awareness and lead generation programs and product management. These activities include public relations, seminars, direct mail, trade shows, and co-marketing and co-branding with partners. All commercial endeavors whether through our business development team, OEMs, aftermarket dealer distributors, or key market partners are supported by sales, marketing and merchandising materials and branding initiatives developed and controlled by us.

•	OEM Resellers:

Here we focus on the marketing and selling our services directly to the OEMs. One example of our OEM reseller initiatives focuses in the marine pleasure craft and recreational vehicle verticals. The OEM in both of these respective markets manufactures the asset, integrates components and control systems, and in some cases manufactures the engines as well. The advantages of selling to the OEMs are abundantly clear. The OEM while manufacturing for the end user, in this case the multi billion dollar consumer recreational aftermarket, supports and maintains a global sales, installation, and distribution network. Our methodology is to “push” the product and service from the top down by selling and supporting the OEM. In addition, the OEM is responsible for the initial installation of the hardware and the sales training of its selling dealers. By selling through the OEM channel we can be more effective in achieving our sales and marketing penetration goals. While our initial launch is in the consumer recreational markets, we envision our OEM sales and marketing philosophy to be easily replicated in our other targeted verticals.

•	Large After-Market Dealer Distributors:

Another factor in our marketing plan is to establish sales relationships with large national aftermarket dealer distributors. These national accounts will not only provide multi-city and multi-state operations but also provide installation, product and marketing support that can focus on the marketing and selling of our services in a ‘one stop shop” environment. Our marketing will target dealers/distributors in the consumer recreational aftermarket as well as equipment sales and leasing distributors in the heavy equipment, maritime commercial and oil and gas markets.

•	Vessel Service Providers and Resellers:

One key aspect of our marketing plan as well as our overall service delivery and support model calls for us to enter into relationships with national and regional providers of vessel and asset assistance. An asset assistance company refers to those businesses that provide land based or on-water services to both commercial and consumer customers in need. These services include but are not limited to towing, repair, fuel and fluids delivery and most important emergency assistance. In addition these service providers also support a large customer subscriber base that pay for and utilize their services. The strategy is to create relationships whereby the service provider support our entire customer base in their service and response needs while reselling and promoting our products and services to their subscriber base as well. One example of this is the relationship that we have entered into with Sea Smart, LLC. We have entered into a Master Distributor agreement with Sea Smart, LLC which calls for its affiliate, Sea Tow Services International to provide exclusive on-water vessel assistance to all customers under contract with us and our other selling partners. Pursuant to the Sea Smart agreement, Sea Smart, LLC has agreed to resell our products and services to the marine recreational aftermarket and to their subscriber base in the U.S. and Caribbean. The Sea Smart agreement provides for the product to be marketed and sold under the co-branding name of Sea Smart by remote knowledge. Furthermore, Sea Smart will also purchase and install the RK3000 system for use on all of Sea Tow’s franchise response and rescue vessels. Sea Tow will utilize the RK3000 system for fleet management and emergency response monitoring.

•	Key Market Partners & Value-Added Re-Sellers:

Our strategic alliance partners such as Seatow, Stallion, Sprint, Iridium and Globalstar can market or facilitate sales of our services through their own sales channels and work with our business development team to increase our subscriber base.

•	Independent Sales Agent.

We also plan to have as part of our sales network a group of independent sales agents focused on the marketing and selling our services. These independent sales agents are geographically dispersed throughout North America. Participants in the agent sales program are compensated for the sale of our services and for the length of time during which a customer is under contract with us.

Independent sales agents facilitate sales of our services through their own efforts and work with potential partners to increase our subscriber base.

Results of Operations

Our revenues will initially consist of sales of the RK3000 devices, monthly monitoring fees, and purchase charges for enhanced services such as a trip charge where a boat’s movements are monitored for emergencies for the specific period of time purchased. Sales prices of our RK3000 devices will range depending on the type of communication installed from $1,200 to $2,100 per device to our distributors and dealers. Our monthly monitoring fees will range from $32 to $89 per month based on the level of service desired. We expect our initial monthly sales to be in the range of 500 to 700 devices.

The cost of revenue will represent manufacturing costs of the RK3000 devices and will be recognized at the same time revenue is recognized, as well as costs to operate knowledge bank and knowledge central which will be recognized as incurred. These costs will include knowledge central personnel, telecommunication costs, satellite communication costs and depreciation of computer hardware and software.

Research and development costs will be expensed as they are incurred. To date as a development stage company we have spent $4,039,125 on research and development. In 2001, we spent $1,401,691, in 2002 $2,530,625, and $106,809 in 2003. Substantially, all the 2001 and 2002 amounts are payments to Lockheed Martin who did substantially all their work in the period beginning in August 2001 through July 2002. No significant expense has been incurred since July 2002.

Marketing expenses will consist of staff costs and expenses as well as advertising costs related to current products sold, promotion of new product versions and promoting the sale of data gathered from activated devices. To date as a development stage company, we have spent $1,162,697 on advertising and promotion. We spent $603,284 in 2001, in 2002, $224,166, and $335,247 in 2003. In 2001, we began to develop our marketing strategy and did extensive market research, focus group studies, brand and corporate logo development and website development. Most of our efforts were completed by mid 2002 but were also curtailed at that time due to the lack of funds. In 2003 when funds again became available work was undertaken to improve the corporate and product brand image, which resulted in the Company’s name change to Remote Knowledge, Inc.

To date as a development stage company, we have spent $1,644,379 on professional fees. We spent $412,680 in 2001, $578,659 in 2002 and $653,015 in 2003. Professional fees consist of legal and auditing expenses. These expenses are higher in 2002 and 2003 primarily reflecting efforts by corporate counsel to file the SB-2 registration statement. In 2003 there is also a substantial amount included for the audits of the 2001 and 2002 financial statements with much lesser amounts in 2002 since during that year little audit work was done for the fiscal year 2001.

General and administrative expenses will primarily be associated with the corporate office and will include executive and management personnel costs, accounting and administrative staff costs, and shareholders expenses. To date as a development stage company, we have spent $7,175,992 on general and administrative expenses. We spent $2,022,108 in 2001, in 2002 $1,840,421 and $3,349,288 in 2003. The higher expenses in 2001 than in 2002 primarily reflect personnel costs relating to the operation in San Diego and the closing of that operation as well as the reduced funding available in 2002. The increase in 2003 is also primarily related to personnel costs as additional personnel have been hired as more funds have been available in 2003 and also reflecting to the need for additional staff to ready the RK3000 for market.

The Company prior to February 2001 incurred substantial amounts of costs and expenses for which it was afterwards unable to pay. This was a result of the failure of a financial institution, First Geneva, Inc. of Atlanta, Georgia, to fund a $12 million loan for which it had issued an irrevocable letter of commitment. Thereafter, as limited funds became available, vendors and service providers were asked to settle these debts for less than face value. Such lesser amounts were recorded as income from debt forgiveness in the amounts of $1,287,212 in 2002 and $97,776 in 2003.

To date as a development stage company, we have spent $3,406,080 on interest and deferred financing costs. We spent $198,532 in 2001, $234,071 in 2002, and $2,973,477 in 2003. The higher costs in 2003 reflects the substantial increase of debt sold in late 2002 and early 2003 which included warrants which raised the costs of borrowing.

Liquidity and Future Capital Requirements

Our auditors included an explanatory paragraph in their opinion on our financial statements for the year ended December 31, 2003 to state that our losses, working capital deficit and net shareholder deficit at December 31, 2003 raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon receiving the additional capital as described above under “Twelve Month Plan of Operations” and achieving profitable operations through the manufacture and sale of our RK3000 product. We cannot assure you that our business plans will be successful in addressing this issue.

Since the inception of our current business plan in 1998, we have financed our operations primarily through private sales of our common stock, preferred stock and short-term notes. As of December 31, 2003, we had approximately $18,728 of cash and cash equivalents and a working capital deficit of $7,020,235.

We concluded a sale of approximately $2.4 million of equity on March 30, 2004 with a second tranch of approximately $900,000 due after 2,300 RK3000 units have been sold. Subscriptions to a second equity offering of $4.9 million have also been received with proceeds due after July 30, 2004, but are also contingent on the sale of 2,300 RK3000 units. These initial proceeds will permit us to commence manufacturing and sale of our product, to reduce outstanding debt and other obligations by approximately $900,000 and provide sufficient additional working capital for several months of operations until the second tranch is received. The gross profit on the anticipated minimum sales of 500 units per month to SeaSmart, LLC will also contribute approximately $150,000 per month toward funding operating expenses.

Proceeds from the second tranch and the second offering will permit us to pay the remaining outstanding debt and other obligations as well as permit us to accelerate development of enhancements to our RK3000 unit and expand the marketing of those units beyond the marine pleasure craft industry. We will also be able to begin development and marketing of our satellite communication technology.

Item 7. Financial Statements.

The independent auditors’ report and the financial statements listed on the accompanying index at page F-1 of this report are filed as part of this report and incorporated herein by reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

We did not have any disagreements on accounting and financial disclosure with our present accounting firm during the reporting period.

Item 8.A. Controls and Procedures.

The Company maintains a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive and Chief Financial Officers as appropriate to allow timely decisions regarding required disclosure.

Randy S. Bayne, who serves as the Company’s Chief Executive Officer and Henry Houston, who serves as our Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) as of December 31, 2003, (the “Evaluation Date”) concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act; Audit Committee; and Code of Ethics.

MANAGEMENT

Directors and Officers

Our directors, director nominees and executive officers are as follows:

Name	Age	Position
Randy S. Bayne	40	Director, Vice-Chairman of Board, President and Chief Executive Officer
Richard C. Webb	69	Director and Chairman of Board
Henry Houston	64	Director and Chief Financial Officer
Zane Russell	39	Director; Executive Vice President and Chief Operating Officer*
Joseph J. Frohnhoefer	59	Director elect
Dan Granader	55	Director elect
Steven Phelps	44	Director elect
Terry Strange	59	Director elect
Donald Weir	62	Director elect

* Resigned May 13, 2004.

Randy S. Bayne founded our telematics business in 1998 within our former consumer electronics and appliance business and has served as a Director and Chief Executive Officer since December 1999, and as our President since June 2002. Mr. Bayne has been employed by us since 1981 and served as our President from 1991 to 1998.

Richard C. Webb has served as a Director and Chairman since August 2002. Mr. Webb has been a principal with the investment banking firm of Sanders Morris Harris, Inc., and its predecessor, Harris Webb & Garrison, since February 1994. Prior to founding Harris Webb & Garrison, Mr. Webb served as the Southwest Regional Partner of Cowen & Company, a national investment banking firm headquartered in New York, from June 1991 to February 1994. From June 1981 to June 1991, he was a founding principal of Lovett Mitchell & Webb, Inc., which later became Lovett Underwood Neuhaus & Webb and then was purchased by Kemper Financial Services, Inc. Mr. Webb has also served as the Senior V.P. & Director of Rotan Mosle, Inc. (from January 1971 to June 1981), as the V.P. and Branch Office Manager of Goodbody & Co., Inc. (from October 1960 to January 1971), and as a Registered Representative with Underwood Neuhaus (from December 1959 to October 1960). Mr. Webb is currently serving as a Director of Pinnacle Management & Trust, Kirby Corp. and Bellville General Hospital Foundation. He received a BBA in Finance from the University of Texas and has completed graduate-level coursework at the Wharton Institute of Investment Banking in Philadelphia, Pennsylvania.

Henry Houston has served as our Chief Financial Officer since October 2002. Mr. Houston has over 40 years of accounting experience, beginning his career as a Senior Accountant at PricewaterhouseCoopers LLP in 1962. In 1969, he left PricewaterhouseCoopers LLP to serve as the Controller of Detsco Inc. Subsequently, he served as the CFO at Southdown Inc. (1970 to 1977), C&K Petroleum (1977 to 1980), President at Black Hawk Oil & Gas (1981 to 1982), and KP Exploration Inc. (1983 to 1993). Mr. Houston was a consultant to the oil and gas industry from June 1993 to February 1995. More recently, he served as the Chief Financial Officer and Vice President of Finance at T D Rowe Amusements, a company in the coin operated amusement and games business, from February 1995 until September 2002. Mr. Houston received a BSBA in Accounting from the University of Arkansas.

Zane Russell served as Executive Vice President and Chief Operating Officer from July 1, 2002 until May 13, 2004. Prior to joining us, Mr. Russell was an independent investor from July 2001 to July 2002. Mr. Russell served as the President and CEO for A-Link USA from May 1998 until July 2001. In April 2000, A-Link USA was sold to Naltec and Mr. Russell continued in his capacity until the company was sold to Chubb P.L.C. in July 2001. Prior to starting the Security Alarm Dealer Program in January 2000, Mr. Russell held the same position since forming the company’s predecessor in May 1998. Under Mr. Russell’s management, A-Link Corp. (the predecessor) became a master dealer of security alarm systems for SecurityLink. From July 1990 to March 1998, Mr. Russell served as Chairman of the Board, President and CEO of EqualNet, formerly a Nasdaq company he co-founded that resold long distance services to small business users. EqualNet was Houston’s fastest growing company in both 1993 and 1994. Prior to the formation of EqualNet, Mr. Russell served in various capacities for another long distance company and large mechanical contracting company. Mr. Russell spent four years in the Texas A&M Corps of Cadets and graduated from Texas A&M University in 1987.

Joseph J. Frohnhoefer was elected to our board of directors by our shareholders and will assume office upon our receipt of officers and directors insurance coverage. In 1983, Mr. Frohnhoefer founded SeaTow Services for which he has acted as the chairman and CEO from then until the present date. SeaTow Services is a membership driven assistance program for the boating public providing its members with emergency assistance while on the waterways. SeaTow considers itself to be the “AAA of the waterways.” In 1990, Mr. Frohnhoefer formed a sister company, SeaSpill Services International which has a national contract with the US Coast Guard and Marines Spill Response Corporation to assist in rapid spill response on the waterways. Recently, SeaTow began franchising SeaTow Systems to speed up the nationalization of the service providing franchises with a recognized brand name, marketing and sales support and a national communications network for support of distressed boaters. Mr. Frohnhoefer serves on the board of directors of C-PORT, the National Marine Assistance Industries’ Association. Mr. Frohnhoefer graduated from the State University of New York at Buffalo with a Bachelor’s Degree in Education, after which he taught school for 20 years.

Dan Granader was elected to our board of directors by our shareholders and will assume office upon our receipt of officers and directors insurance coverage. Mr. Granader recently moved to Gold Creek, Montana to run a 30,000-acre ranch. From 1987 through 1998, Mr. Granader owned 13 World Gym locations, and was the largest franchisee of World Gym until he sold his operation to 24 Hour Fitness in 1998. From 1981 to 1987, Mr. Granader was the owner-operator of seven McDonald franchises in the Houston, Texas area. Mr. Granader attended the University of Nebraska in Lincoln, Nebraska between 1966 and 1970 where he majored in business administration.

Steven Phelps was elected to our board of directors by our shareholders and will assume office upon our receipt of officers and directors insurance coverage. Mr. Phelps has served on the Remote Knowledge advisory board since January 2002. Mr. Phelps is part of the management team that runs Phelps Insurance; a family owned and operated business for over 35 years and one of the largest State Farm Agencies in the United States. In 1997, Mr. Phelps was appointed to serve as a Commissioner for the Port of Houston Authority, the sixth largest Port in the world. From 1984 to 1997, Mr. Phelps was a judge in Harris County, Texas. In addition to these business activities, Mr. Phelps is an active real estate and oil and gas investor, both independently and as a partner in various ventures including with members of his family. Mr. Phelps serves on the board of directors of Alto Springs, Inc., Priority Development Corporation and the East Harris County Senior Citizens Board. Mr. Phelps graduated from the University of Houston at Clear Lakes with a Bachelor of Business Degree in 1980 and received his Juris Doctor from South Texas College of Law in 1993.

Terry Strange was elected to our board of directors by our shareholders and will assume office upon our receipt of officers and directors insurance coverage. From 1968 until he retired in June 2002, Mr. Strange was employed with KPMG, LLP, eventually becoming Vice Chairman and Managing Partner of the US and Worldwide audit business of the firm. Mr. Strange’s 34 years with KPMG were spent principally in public accounting where he audited publicly held companies. Mr. Strange also participated in and acted as keynote speaker for several seminars dealing with corporate governance and the role of audit committees. Currently Mr. Strange is a member of the board of directors and audit committee of three New York Stock Exchange listed companies including Bearing Point, Inc., Compass Bankshares, Inc. and New Jersey Resources, Inc. Mr. Strange graduated from the University of North Texas MBA program in 1968 where he majored in accounting.

Donald Weir was elected to our board of directors by our shareholders and will assume office upon our receipt of officers and directors insurance coverage. Mr. Weir has been an investment manager with the investment banking firm of Sanders Morris Harris, Inc. since February 2002 and the President of SMH Varitek LLC since November 2002. Mr. Weir was a consultant to Sanders Morris Harris, Inc. from November 1999 to February 2002. From August 1998 to November 1999, and from January 1987 to May 1988, he was a self-employed financial consultant. Mr. Weir served as the Chief Financial Officer of Deeptech International from June 1988 to August 1998 and prior thereto, as the Controller and Treasurer of Sugar Bowl Gas Corp. from January 1980 to December 1986. He has also served as a manager of Price Waterhouse from November 1966 to November 1979. Mr. Weir received a BSBA in Accounting from West Virginia University.

Richard Webb is serving on our board pursuant to a voting agreement that we entered into in March 2002 with Sanders Morris Harris Inc., the placement agent for our offering of Series A Preferred Stock. Donald Weir will be nominated to be a director pursuant to a stockholders agreement that we entered into in November 2002 with SMH Varitek LLC in connection with a loan transaction.

Directors

Our board of directors currently consists of four directors. However, our Bylaws provide for nine directors to serve in three classes, with each class consisting of three directors elected for three year terms each and the terms of each class expiring on consecutive years. At our last annual meeting of shareholders held on August 20, 2003, all nine director positions were filled, however, five of the newly elected directors while accepting their nomination having agreed to take the position as directors have elected to wait until such time as the Company has acquired officers and directors insurance which the Company has applied for. We expect therefore, the full board of directors to be seated within the next 30 – 60 days. Each of our newly elected Class A directors will serve for a three-year term. Each Class B director will serve for a two-year term and each Class C director will serve for a one-year term until our next annual meeting of shareholders at which time the three persons nominated as Class C directors will be elected to serve for a period of three years so that over the next two years, all directors will eventually be elected to serve for the full three year staggered term. A director may be removed with or without cause by a majority vote of the shareholders at a meeting called for such purpose or at any meeting of shareholders at which directors are elected by receiving less votes than that director’s opponent. Our next annual meeting of shareholders is presently scheduled to occur during the month of July 2004.

In connection with the first sale of shares of our Series A Preferred Stock in March 2002, we and several of our largest shareholders entered into a voting agreement with Sanders Morris Harris Inc., who acted as the placement agent for those sales, pursuant to which we agreed to increase the number of directors on our board from three to seven and to include as a director nominee one person nominated by Sanders Morris. The shareholders who are parties to the agreement further agreed to vote all shares held by them for the Sanders Morris nominee at all elections of directors. The voting agreement will remain effective until such time as there are fewer than 556 shares of Series A Preferred Stock outstanding. On May 22, 2003 Sanders Morris Harris, Inc. consented to increasing the size of our Board of Directors to nine members.

Pursuant to the voting agreement, our board adopted an amendment to our Bylaws to increase the number of directors to nine. Pursuant to our Bylaws, vacancies occurring on the board of directors as a result of an increase in the number of directors must be filled by the vote of the shareholders. Therefore, the amendment became effective, and the six additional directors were elected by our shareholders, at our shareholders meeting held on August 20, 2003. Our board also has adopted an amendment to our Bylaws to provide for a staggered board of directors. Under our Bylaws, as amended, our board will be evenly divided into three classes, Class A, Class B and Class C. The initial Class A directors will be elected for 3 years, the initial Class B directors for 2 years, and the initial Class C directors for 1 year. Upon the expiration of the initial staggered terms, directors will be elected for terms of three years, to succeed those whose terms have expired. This Bylaw amendment became legally effective when the new directors were elected by our shareholders at the shareholders meeting held on August 20, 2003.

Staggered terms tend to protect against sudden changes in management and may have the effect of delaying, deferring or preventing a change in our control without further action by our shareholders, such as removing directors from our board as provided under Delaware law. Having a staggered board may have other anti-takeover effects as well, both favorable and unfavorable to our shareholders.

At our annual shareholders meeting in August 2003, our shareholders elected Randy S. Bayne, Richard Webb and Terry Strange to be Class A directors. Zane Russell, Henry Houston and Dan Granader as Class B directors, and Joe Frohnhoefer, Steven Phelps and Donald Weir (the nominee of SMH Varitek) as Class C directors.

Committees

Our Executive Committee was formed on November 14, 2001, and is made up of Messrs. Randy Bayne, Vice Chairman, President and Chief Executive Officer and Henry Houston, Vice President and Chief Financial Officer. Our Compensation Committee, which was formed on December 24, 2001, is made up of Mr. Richard Webb, Chairman of the Board. Messrs. Weir, Granader and Frohnhoefer will be added to the Compensation Committee after accepting their election to the Board. After accepting their election as board members, Messrs. Strange and Phelps will make up the Audit Committee. Terry Strange qualifies as a “financial expert” due to his training and experience and will act as our finanical expert once he accepts his election to the board which we hope to conclude during June of 2004. Our Board of Directors as a group selects the director nominees and will consider suggestions by shareholders for names of possible future nominees delivered in writing to our Secretary 90 days before the mailing of the proxy statement relating to the meeting at which directors will be elected.

Advisory Board

In the spring of 2000, we established an Advisory Board to our board of directors to provide advice to the board regarding our business and management and to promote our telematics capabilities within targeted industries. We have issued a total of 287,500 shares of common stock to the 12 members of the Advisory Board as compensation for their services on the board. All 287,500 shares are being registered for resale in the registration statement of which this prospectus is a part.

Officers

Our officers are appointed by the board of directors at the first board of directors meeting after each annual meeting of our shareholders and hold office until their successors are duly elected and qualified in accordance with our Bylaws, or their earlier death, resignation or removal.

Section 16(a) Beneficial Reporting Compliance

At the present time, the Company is not subject to compliance with Section 16(a).

Audit Committee and Financial Expert

The Company’s Board of Directors functions as its audit committee and performs some of the same functions of an audit committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote;

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•	Accountability for adherence to the code.

Due to the limited scope of our current operations, we have not adopted a corporate code of ethics that applies to our principal executive officer, principal accounting officer, or persons performing similar functions.

Item 10. Executive Compensation.

The following summary compensation table sets forth in summary form the compensation received during our last completed fiscal year by our three executive officers.

Summary Compensation Table

					Long-Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	($) Bonus	Other Annual($) Comp.	Restricted Stock Awards	Securities Underlying Options/ ($) SARs	LTIP (#) Payouts	All Other ($) Comp. ($)
Randy Bayne, Vice Chairman, President and CEO	2003	$200,000	—	—	—	—	—	—

Zane Russell, Vice President and COO	2003	$200,000	—	—	—	—	—	—

Henry Houston, Vice President and CFO	2003	$170,000	—	—	—	—	—	—

Option /SAR Grants in Last Fiscal Year

None.

	Aggregated Option/SAR Exercises in Last Fiscal Year and FY - End Option/SAR Values
Name	Shares acquired on exercise	Value at FY-end (#) realized ($)	Number of securities underlying unexercised options/SARs at FY - end; exercisable/ unexercisable	Value of unexercised in-the-money options/SARS at FY-end; exercisable/ unexercisable
Randy Bayne	0	0	1,100,000/ 100,000	$ $	2,794,000/ 254,000
Zane Russell	0	0	200,000/ 100,000	$ $	508,000/ 254,000
Henry Houston	0	0	200,000/ 100,000	$ $	508,000/ 254,000

(1)	Exercise price: $1.00/ share. Fair market value at year-end: $3.54 (the last reported sale price for our common stock on December 31, 2002).

Stock Option Plan

On October 15, 2002, our board of directors adopted our 2002 Stock Option Plan pursuant to which the board may grant options to purchase a maximum of 5,000,000 shares of common stock to our key employees, directors and consultants. As of March 31, 2004, options to purchase an aggregate of 3,789,000 shares of common stock at $1.00 per share were issued and outstanding. These options were granted to several of our employees and consultants. During June 2003, the board of directors determined to amend the 2002 Stock Option Plan to reduce the number of shares subject to that plan to 4,800,000 shares and eliminate the ISO provisions from the plan. Additionally, the board of directors instituted a separate Incentive Stock Option Plan (ISO) covering 200,000 shares to be broadly available to all of our employees that was submitted for shareholder approval and approved at our annual meeting held on August 20, 2003.

Performance Based Compensation Plans

We have a Profit Sharing Pool Plan for our executive officers and a commission-based Incentive Compensation Plan for our non-executive officers and other employees. Under the Profit Sharing Pool Plan, eligible executive officers may receive an annual incentive bonus based upon a profit sharing pool tied to the achievement of corporate milestones and objectives. The pool will be distributed to each executive in an amount determined annually by the Compensation Committee of our Board of Directors. The bonus pool is based upon the accomplishment of sales targets and is calculated as a percentage of EBITDA (net profit before interest payments, taxes, depreciation and amortization), as follows: (i) for annual sales of $5 million to $9,999,999, the bonus pool is 10%; (ii) for annual sales of $10 million to $19,999,999, the bonus pool is 8%; (iii) for annual sales of $20 million to $39,999,999, the bonus pool is 4%; (iv) for annual sales of $40 million to $79,999,999, the bonus pool is 2%; and (v) for annual sales of $80 million and more, the bonus pool is 1%. The Compensation Committee has broad discretion in the participation of each executive officer in the pool, except to the extent otherwise provided in an executive officers’ employment contract. The final decision to actually pay bonuses is dependant on our financial condition as determined in the good faith, sole discretion of the Audit Committee of our Board of Directors. No awards have been granted under the Profit Sharing Pool Plan.

Under the Incentive Compensation Plan, eligible employees may receive a quarterly incentive bonus based on sales of RK3000 units and related service contracts during the quarter. The bonus is calculated as a percentage of gross profits as follows: (i) for quarterly sales of 3,001 to 6,000 units or net service contracts, the bonus is 0.50% for the units and 5% of the service contract; (ii) for quarterly sales of 6,001 to 9,000 units or net service contracts, the bonus is 0.30% for the units and 3% of the service contract; and (iii) for quarterly sales of units or net service contracts in excess of 9,000, the bonus is 0.20% of the units and 2% of the service contract. The total amount payable to all employees under the Incentive Compensation Plan is limited to 10% of our EBITDA for the quarter. No awards have been granted under the Incentive Compensation Plan.

Long-Term Incentive Plans

We do not have any long-term incentive plans. No retirement, pension, insurance programs or other similar programs have been adopted by us for the benefit of our employees.

Employment Contracts and Termination of Employment Arrangements

We entered into a five-year employment agreement with Mr. Randy Bayne (our President and CEO) effective October 15, 2002. Mr. Bayne’s employment agreement provides for a base annual salary of $200,000. On October 15, 2002, we also entered into three-year employment agreements with Zane Russell (our Vice President and COO) and Henry Houston (our Vice President and CFO). The contracts call for annual base salaries of $200,000 and $170,000 respectively. The annual base salaries will be reviewed by the Compensation Committee upon our successful completion of a debt or equity offering of at least $3.5 million after March 2003 and is subject to review annually by the Compensation Committee.

Pursuant to his employment agreement, Mr. Bayne received 1,200,000 stock options of which 1,000,000 vested immediately, 100,000 vested on October 15, 2003, and the remaining 100,000 will vest on October 15, 2004. Messrs Russell and Houston received 300,000 stock options each of which 100,000 vested immediately, 100,000 vested in October 2003, and the remaining 100,000 will vest in October 15, 2004. All of the options will vest immediately in the event of a change in our control or if their employment is terminated by us for any reason other than cause. They are all also eligible to receive a bonus under the Profit Sharing Pool Plan describe above.

All the employee agreements provide that in the event their employment is terminated by us for any reason other than cause, within 30 days thereof we will pay them a lump-sum severance payment in an amount equal to (i) his then current wages and projected bonus for the remainder of the current contract year, plus (ii) an amount equal to the total compensation that would have been due for the following contract year, including all benefits, bonuses, vacation pay and incentives. One year after the first severance payment, we will pay them another lump-sum severance payment in an amount equal to (a) the present value (10% discount rate) of the total compensation that would have been due for the remaining contract years, including the two optional one-year renewals, and including all benefits, bonuses, vacation pay and incentives plus (b) an amount equal to all taxes, penalties or other assessments incurred by him in connection with the lump-sum payment. Furthermore, all outstanding options will immediately vest.

Director Compensation

None of our directors received any compensation during our most recent fiscal year for serving in their position as directors. If we do have funds available in the future, we likely will reimburse our directors for expenses incurred by them in their duties as a director, and we plan to grant each outside director an option to purchase 10,000 shares of stock each quarter they serve on the Board beginning.

Limitation of Liability and Indemnification

Our Bylaws eliminate the personal liability of our officers, directors and Executive Committee members to us and our shareholders, to the extent permitted by Texas law. Our Bylaws further eliminate the personal liability of our officers, directors and Executive Committee members when, in the discharge of any duty imposed or power conferred upon them by us, they act in the exercise of ordinary care, in good faith and in reliance on the Company’s books and records or on the written opinion of our legal and accounting advisors. The Texas Business Corporation Act does not eliminate personal liability for losses resulting from a director’s failure to perform his duties in good faith, in a manner the director believes to be in our best interests and with such care as an ordinarily prudent person would use under similar circumstances.

Our Bylaws further provide that we shall indemnify our officers and directors against liabilities and expenses actually and reasonably incurred by them in connection with any claims made against them, or the defense of any action to which they may be made a party, by reason of their having been our officer or director. However, no director or officer shall be indemnified against any matters as to which he is judged to be liable for negligent or willful misconduct in the performance of his duties or for which indemnification would be against public policy.

While we believe that these provisions are standard and necessary to assist us in attracting and retaining qualified individuals to serve as directors, they could also serve to insulate our directors against liability for actions which damage us or our shareholders. Furthermore our assets could be used or attached to satisfy any liabilities subject to indemnification.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes certain information with respect to our compensation plans and individual compensation arrangements under which our equity securities have been authorized for issuance as of the fiscal year ended December 31, 2003:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by shareholders	—		—	—
Equity compensation plans not approved by shareholders	3,789,000	(1)	$1.00	1,211,000
Total	3,789,000		$1.00	1,211,000

(1)	Represents shares issued pursuant to our 2002 Stock Option Plan, which was adopted by our board of directors on October 15, 2002.

Item 11. Security Ownership Of Certain Owners And Management.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2004 by (i) each of our executive officers, directors and director nominees, (ii) all executive officers, directors and director nominees as a group, and (iii) each person who beneficially owns more than 5% of our common stock (each, a “Principal Shareholder”). Except as noted, each person has sole voting and investment power with respect to the shares shown.

The information presented below does not assume that any shares of common stock issuable upon conversion of the Series A Preferred, the Series B Preferred and the warrants and promissory notes registered hereunder are outstanding.

We are not aware of any contractual arrangements or pledges of our securities that may at a subsequent date result in our change of control.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)		Percent of Class Beneficially Owned Before Offering(1)

Randy S. Bayne, Director, President & CEO 16360 Park Ten Place, Suite 200 Houston, Texas 77084	825,625	(4)	12.6%

Zane Russell, Exec. V.P., COO & director 16360 Park Ten Place, Suite 200 Houston, Texas 77084	692,082		10.8%

Henry Houston, CFO, V.P. & director 16360 Park Ten Place, Suite 200 Houston, Texas 77084	202,000	(7)	3.4%

Richard C. Webb, Director 600 Travis, Suite 3100 Houston, Texas 77002	510,067	(5)	8.2%

Joseph J. Frohnhoefer, Director elect 1500 Youngs Avenue, Box 1178 Southold, New York 11971	50,008	(14)	.9%

Dan Granader, Director elect 160 Church Road Goldcreek, Montana 59733	3,675,367	(13)	36.4%

Steven Phelps, Director elect 4207 Fairmont Parkway Pasadena, Texas 77504	298,756	(15)	5.1%

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)		Percent of Class Beneficially Owned Before Offering(1)
Terry Strange, Director elect 700 Louisiana Street, Suite 3000 Houston, Texas 77002	239,166	(16)	4.0%

Donald Weir, director elect 600 Travis, Suite 3100 Houston, Texas 77002	134,676	(8)	2.3

All directors, director nominees and executive officers as a group	6,027,341		53.4%

(9 persons): George Ball, Principal Shareholder 600 Travis, Suite 3100 Houston, Texas 77002	826,674	(9)(10)	12.6%

Ben Morris, Principal Shareholder 600 Travis, Suite 3100 Houston, Texas 77002	826,674	(9)(11)	12.6%

Don A. Sanders, Principal Shareholder 600 Travis, Suite 3100 Houston, Texas 77002	9,526,148	(9)(12)(17)	64.2%

Harry L. Bayne, Director 16360 Park Ten Place, Suite 200 Houston, Texas 77084	1,347,730	(3)	23.3%

Alan Granader 5839 West Maple, Suite 103 West Bloomfield, Michigan 48322	2,524,858		28.7%

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)	Percent of Class Beneficially Owned Before Offering(1)

Neil Granader 1304 Randol Avenue San Jose, California 95126	2,103,892	25.6%

(1)	Rule 13d-3 under the Securities Exchange Act of 1934 provides the determination of beneficial owners of securities. That rule includes as beneficial owners of securities, any person who directly or indirectly has, or shares, voting power and/or investment power with respect to such securities. Rule 13d-3 also includes as a beneficial owner of a security any person who has the right to acquire beneficial ownership of such security within 60 days through any means, including the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.
(3)	Consists of: (i) 852,056 shares of common stock owned by Harry Bayne; (ii) 444,416 shares of common stock held in the name of BACO International, which were issued pursuant to an Equity Agreement dated August 22, 2001, in exchange for the cancellation of indebtedness; (iii) 33,334 shares issuable upon conversion of 25 shares of Series A Preferred Stock; (iv) warrants to purchase 16,750 common shares at $0.75 per share issued to Series A Preferred shareholders; and (v) 1,250 shares held by Harry Bayne’s spouse. Pursuant to the First Amendment to Equity Agreement dated as of March 20, 2002, BACO International may sell up to 150,000 shares at any time after the effective date of the registration statement of which this prospectus is a part, and thereafter may sell up to an additional 29,442 shares during each quarter after January 1, 2003. Mr. Harry Bayne is the beneficial owner of less than 1% of the outstanding shares of Series A Preferred Stock.
(4)	Consists of: (i) options presently exercisable to purchase 1,100,000 shares of common stock at a price of $1.00 per share; and (ii) 625 shares held by Randy Bayne’s spouse. Pursuant to the SMH Varitek LLC loan transaction, to the extent that Randy Bayne exercises any options, he is obligated to transfer to SMH Varitek 25% of the shares acquired upon such exercise, up to 275,000 shares, as additional consideration for the loan.
(5)	Consists of (i) 266,667 shares of common stock issuable upon the conversion of 200 shares of Series A Preferred Stock; (ii) warrants to purchase 133,400 shares of common stock at $0.75 per share issued to Series A shareholders; and (iii) options to purchase 110,000 shares of common stock at $1.60 per share owned by Richard Webb. Mr. Webb is the beneficial owner of 3.8% of the outstanding shares of Series A Preferred Stock. Although Mr. Webb is a principal with Sanders Morris Harris, Inc., his beneficial ownership does not include any securities owned by Sanders Morris or SMH Varitek LLC. See note 9 below.

(6)	Consists of: (i) 328,000 shares of common stock issuable upon the conversion of 246 shares of Series A Preferred Stock owned by Mr. Russell; (ii) options presently exercisable to purchase 200,000 shares of common stock at a price of $1.00 per share; and (iii) warrants to purchase 164,082 shares of common stock at $0.75 per share issued to Series A shareholders. Mr. Russell is the beneficial owner of 4.7% of the outstanding shares of Series A Preferred Stock.
(7)	Consists of: (i) 2,000 shares of common stock; and (ii) options presently exercisable to purchase 200,000 shares of common stock at a price of $1.00 per share.
(8)	Consists of (i) 40,000 shares of common stock issuable upon the conversion of 30 shares of Series A Preferred Stock; (ii) 37,333 shares of common stock issuable upon conversion of 28 shares of Series B Preferred Stock; and (iii) warrants to purchase 37,347 shares of common stock at $0.75 per share, held by Mr. Weir and his spouse. Mr. Weir is the beneficial owner of less than 1% of the outstanding shares of Series A and B Preferred Stock. Although Mr. Weir is an investment manager with Sanders Morris Harris, Inc., the President of SMH Varitek LLC, and an investor in SMH Varitek, his beneficial ownership does not include any securities owned by Sanders Morris or SMH Varitek. See note 9 below.
(9)	George Ball is the Chairman of the Board of Directors of Sanders Morris Harris, Inc., Ben Morris is the CEO and a director of Sanders Morris, and Don Sanders is an executive officer and director of Sanders Morris. Messrs. Ball, Morris and Sanders are also investors in SMH Varitek. Messrs. Ball, Morris and Sanders are deemed to be beneficial owners of the securities of Varitek owned by Sanders Morris. Mr. Sanders is deemed to be the beneficial owner of the securities of Varitek owned by SMH Varitek.

The securities deemed beneficially owned by Messrs. Ball, Morris and Sanders through Sanders Morris consist of 702,000 shares of common stock issuable upon the exercise of warrants held by Sanders Morris.

The securities deemed beneficially owned by Mr. Sanders through SMH Varitek consist of: (i) 432,157 shares of common stock owned by SMH Varitek which were transferred by Harry Bayne and Randy Bayne pursuant to a Stockholders Agreement dated November 27, 2002; (ii) warrants presently exercisable to purchase 1,500,000 shares of common stock at a purchase price of $0.01 per share; and (iii) 275,000 options to purchase common stock held by Randy Bayne transferable upon exercise to SMH Varitek, (iv) 2,000,000 common shares issuable upon conversion of 1500 shares of Series B Preferred stock, and (v) warrants exercisable to purchase 2,000,000 shares of common stock at $0.75 per share.

(10)	Includes (i) 33,333 shares of common stock issuable upon the conversion of 25 shares of Series A Preferred Stock; (ii) 37,333 shares of common stock issuable upon conversion of 28 shares of Series B Preferred Stock owned by Mr. Ball; and (iii) 54,008 shares of common stock issuable upon the exercise of warrants to purchase common stock at $0.75 per share. Mr. Ball is the beneficial owner of less than 1% of the outstanding shares of Series A and B Preferred Stock. See note 9.
(11)	Includes (i) 33,333 shares of common stock issuable upon the conversion of 25 shares of Series A Preferred Stock; (ii) 37,333 shares of common stock issuable upon conversion of 28 shares of Series B Preferred Stock owned by Mr. Morris; and 54,008 shares of common stock issuable upon the exercise of warrants to purchase common stock at $0.75 per share. Mr. Morris is the beneficial owner of less than 1% of the outstanding shares of Series A and B Preferred Stock. See note 9.

(12)	Includes 1,300,000 shares of common stock issuable upon the conversion of shares of Series A Preferred Stock beneficially owned by Don Sanders and held by: (i) Sanders II Investments Ltd. (400); (ii) the Sanders Opportunity Fund, L.P. (84); (iii) Lakefront Partners Ltd. (125); (iv) the Estate of Tanya J. Drury (50); and (v) the Sanders Opportunity Fund (Institutional), L.P. (316). Mr. Sanders is the beneficial owner of 24.5% of the outstanding shares of Series A Preferred Stock. See note 9.
(13)	Dan and Harry Granader ownership in separate and joint accounts consist of: (i) 350,000 shares of common stock; (ii) 466,666 shares issuable upon conversion of 350 shares of Series A Preferred Stock; (iii) warrants presently exercisable to purchase 95,250 shares of common stock at a purchase price of $1.00 per share; (iv) 964,667 shares of common stock issuable upon the conversion of 723.5 shares of Series B Preferred Stock, and (v) 1,198,784 shares of common stock issuable upon exercise of warrants to purchase common stock at $0.75 per share. Harry Granader is the beneficial owner of 2,409,584 shares and Dan Granader is the beneficial owner of all 3,075,367 shares. The Granaders are the beneficial owners of 6.6% of the outstanding shares of Series A Preferred Stock, and 10.9% of the Series B Preferred stock.
(14)	Consists of 33,333 shares of common stock issueable upon the conversion of 25 shares of Series A Preferred Stock held by Mr. Frohnhoefer, and warrants to purchase 16.675 shares of common stock at $0.75 per share.
(15)	Consists of: (i) 123,750 shares of common stock owned by Mr. Phelps; (ii) warrants presently exercisable to purchase 15,000 shares of common stock at $1.00 per share; (iii) 80,000 shares of common stock issueable upon conversion of 60 shares of Series B Preferred stock, and (iv) warrants exercisable to purchase 80,000 shares of common stock at $0.75 per share.
(16)	Consists of: (i) warrants presently exercisable by Mr. Strange to purchase 12,500 shares of common stock at $1.00 per share; (ii) 113,333 shares of common stock issueable upon conversion of 85 shares of Series B Preferred stock, and warrants exercisable to purchase 113,333 shares common stock at $0.75 per share
(17)	Includes 333,333 common shares issuable to Sanders Opportunity Fund LP and Sanders Opportunity Fund Institutional LP upon conversion of Series B Preferred shares and 333,333 common shares issuable to the same funds upon exercise of warrants at $0.75 per shares. Mr. Sanders is the beneficial owner of 41.1% of the Series B Preferred shares.

Item 12. Certain Relationships and Related Transactions.

During the last two years, there have been no material transactions between us and any officer, director, nominee for election as director, or any shareholder owning greater than 5% of our outstanding shares, nor any member of the above referenced individuals’ immediate family, except for: (a) the settlement agreement with BACO International; (b) the Placement Agent Agreement with Sanders Morris Harris, Inc.; (c) the secured loan transaction with SMH Varitek LLC; (d) the loan transaction with Beacon Security Partners, L.P. / Z-Link, LLC; (e) the property lease from Beacon Security Partners, L.P. / Z-Link, LLC; and (f) the loan transactions with Harry and Dan Granader.

From approximately May 2000 to August 2001, BACO International, a company owned and controlled by Harry Bayne, loaned a total of $888,832 to us to pay operating expenses. On August 22, 2001, we and BACO International entered into an agreement pursuant to which we agreed to issue 444,416 shares of common stock to BACO International in full repayment of the loan, and to file a series of registration statements with regard to such shares. On March 20, 2002, we entered into a First Amendment to Equity Agreement with BACO International pursuant to which we agreed to register all of the shares in one registration statement, and BACO International agreed to not sell more than 150,000 shares at any time after the effective of the registration statement of which this prospectus is a part, and thereafter to not sell more than an additional 29,442 shares during each quarter after January 1, 2003.

On March 21, 2002, we entered into a Placement Agent Agreement with Sanders Morris Harris Inc., pursuant to which they agreed to act as the exclusive selling agent of shares of our Series A Preferred Stock. As compensation for their services, we paid Sanders Morris commissions in the amount of $513,967 (8% of the purchase price of all shares of Series A Preferred Stock sold) and we issued them warrants to purchase an aggregate of 553,400 shares of our common stock at a price of $1.20 per share for five years. We agreed to register the resale of the common stock issuable to Sanders Morris upon the exercise of the warrants. We also granted Sanders Morris a right of first refusal to act as a co-manager of our next private or public offering of securities within 24 months following completion of the offering of the Series A Preferred Stock. In connection with the Series A offering, we and several of our largest shareholders executed a voting agreement with Sanders Morris pursuant to which we agreed that, so long as at least 556 shares of Series A Preferred Stock remain issued and outstanding, we would nominate one person designated by Sanders Morris to be on our board of directors. On March 30, 2004, the purchaser price of the common stock under the warrants was reduced to $0.90 due to the anti-dilution provision of the warrants.

In November 2002, we closed a $1,500,000 loan transaction with SMH Varitek LLC, a Delaware limited liability company controlled by the principals of Sanders Morris. The note was extended and was due without interest on May 27, 2004, and is secured by a lien on all of our technology and intellectual property. The note is also secured by a pledge of all of our stock owned by Mr. Randy Bayne and Mr. Harry Bayne. The note is convertible into the type of securities sold by us (either common stock or securities convertible into common stock) in our next private or public offering that raises at least $3,500,000. As consideration for the loan, we issued SMH Varitek warrants to purchase 1,500,000 shares of our common stock at a price of $0.01 per share for five years. We agreed to register the resale of the common stock issuable to SMH Varitek upon the conversion of the note and the exercise of the warrants. On March 30, 2004, the note was converted into the Series B Preferred stock, 1,500 shares, and warrants to purchase 2,000,000 shares of common stock at $0.75.

As additional consideration for the SMH Varitek loan, Randy Bayne and Harry Bayne collectively transferred 432,157 shares of common stock to SMH Varitek, representing approximately 8.0% of our issued and outstanding common stock. Randy Bayne further agreed to transfer to SMH Varitek 25% of any shares of common stock that he acquires upon the exercise of any options, up to 300,000 shares, as further consideration for the loan. We and Messrs. Bayne also executed a stockholders agreement with SMH Varitek pursuant to which we agreed that, so long as the note remains outstanding, we would nominate one person designated by SMH Varitek to be on our board of directors.

Effective as of December 15, 2002, we loaned $300,000 to Z-Link, LLC, a Texas corporation owned and controlled by Zane Russell, our Exec. V.P. and COO since July 1, 2002, and to Beacon Security Partners, L.P., a Texas limited partnership owned and controlled by Mr. Russell’s father. Although most of A-Link USA, of which Zane Russell was the President and CEO, was sold to Chubb P.L.C. in July 2001, the part that was not sold became Beacon Security Partners, L.P., which was sold to Mr. Russell’s father. When Zane Russell’s father defaulted on a loan that Zane made to Beacon Security, Zane foreclosed on the loan and acquired all of the assets of Beacon Security, which have since been transferred to Z-Link.

The promissory note to Z-Link and Beacon Security bears 6% annual interest, is due on December 31, 2003, and is secured by a security interest in all of the assets of Z-Link and Beacon Security. Under the promissory note, payments made by Z-Link to or on behalf of certain of its employees (including Zane Russell) are credited towards the repayment of the note. In connection with the loan transaction, the parties entered into a management agreement pursuant to which we provide the services of Zane Russell to Z-Link free of charge until the loan is paid in full. Z-Link has granted us a right of first refusal to purchase the assets comprising the security alarm business known as “A-Link Security,” which right expires on January 1, 2004. The note is to be partially repaid through monthly credit for certain employee compensation and personnel costs that are being incurred by Z-Link on our behalf. As of September 30, 2003, the balance outstanding on the note was $165,000. During August 2003, we advanced an additional $25,000. During September 2003, Z-Link ceased operations and we wrote off the $165,000 balance owing on the note. At the time of the failure of the Z-Link business, there were material assets left to be foreclosed upon and no efforts were made to exercise our first right of refusal to purchase Z-Link’s security alarm business, which right expired on January 1, 2004.

From July 1, 2002 through April 2003, we subleased our corporate offices from Beacon Security (now Z-Link) at rates between $5,000 and $8,000 per month. In May, we began paying $7,333 per month under a new lease arrangement whereby Z-Link pays $3,000 per month Until April 2006. Since July we have been paying the full amount of the rent as Z-Link has been unable to pay its share.

On January 31, 2003, and April 16, 2003, we sold promissory notes in an aggregate principal amount of $1,786,000. Two of the investors, Harry and Dan Granader (father and son, respectively), collectively loaned $381,000 and received warrants to purchase 95,250 shares of our common stock at a price of $1.00 per share for five years. Alan Granader and Neil Granader, brothers of Dan Granader, loaned $605,000 and $400,000, respectively, and received five year warrants to purchase 151,250 and 100,000 shares of common stock respectively at $1.00 per share. Terry Strange loaned $50,000 and Steve Phelps loaned $60,000 and received five year warrants to purchase 12,500 and 15,000 shares of common stock respectively at $1.00 per share. The notes were due on March 31, 2004.

With regard to the notes issued in January 2003, in lieu of interest, we agreed to pay the noteholders, on a quarterly basis beginning with the quarter ended September 30, 2003, and ending with the quarter ended June 30, 2005, a sum equal to 0.4805% of our gross revenues from sales of our RK3000 devices and related monthly monitoring services. In the event that the total amount paid in lieu of interest does not meet or exceed an annual yield of 10% of the principal amount loaned, we will be obligated to pay the noteholders, within 30 days after June 30, 2005, the difference between the total amount paid in lieu of interest and an amount equal to 20% of the principal amount loaned. With regard to the notes we issued in April 2003, in lieu of interest, we agreed to pay the noteholders, on a quarterly basis beginning with the quarter ended September 30, 2003, and ending with the quarter ended June 30, 2005, a sum equal to 0. 4375% of our gross revenues from sales of the RK3000 and related monthly monitoring services. In the event that the total amount paid in lieu of interest does not meet or exceed an annual yield of 10% of the principal amount loaned, we will be obligated to pay the noteholders, within 30 days after June 30, 2005, the difference between the total amount paid in lieu of interest and an amount equal to 20% of the principal amount loaned.

The notes sold in January and April 2003 are convertible into the type of securities sold by us (either common stock or securities convertible into common stock) in our next private or public offering that raises at least $3,500,000. We agreed to register the resale of the common stock issuable to the noteholders upon the conversion of the notes and the exercise of the warrants. On March 30, 2004, these notes were converted into the equity units of which the Company closed an offering on that date. As a result, Dan and Harry Granader received 381 shares of Series B Preferred stock and warrants to purchase 508,000 shares of common stock at $0.75 per share. Alan Grander received 605 shares of Series B Preferred stock and warrants to purchase 806,667 shares of common stock at $0.75 per share. Neil Granader received 400 shares of Series B Preferred stock and warrants to purchase 533,333 shares of common stock at $0.75 per share. Terry Strange received 50 shares of Series B preferred and warrants to purchase 66,667 of common stock at $0.75 per share. Steve Phelps received 60 shares of Series B Preferred stock and warrants to purchase 80,000 shares of common stock at $0.75 per share.

In July, September and October 2003, we borrowed an additional $855,000. Of the $855,000, Harry and Dan Granader, father and son respectively, loaned $175,000 and Sanders Opportunity Fund LP an affiliate of Don Sanders loaned $250,000. Neil Granader, a brother of Dan Granader, loaned $175,000 and two other unrelated, unaffiliated parties, loaned $255,000. The notes are due July 31, 2004 and, in lieu of interest, collectively pay sums equal to 2.565% of the revenue from January 1, 2004 through December 31, 2004, derived from a product the Company expects to begin marketing in early 2004. A minimum payment in lieu of interest of 15% of the principal amount of the note is guaranteed. On March, 2004, these notes were also converted into the equity units of which the Company closed an offering on that date. As a result Dan and Harry Granader received 175 shares of Series B Preferred stock and warrants to purchase 233,333 shares of common stock at $0.75 per share. Alan Granader received 175 shares of Series B Preferred stock and warrants to purchase 233,333 shares of common stock at $0.75 per share. The Sanders Opportunity Fund LP received 250 shares of Series B Preferred stock and warrants to purchase 333,333 shares of common stock at $0.75 per share.

On October 23, 2003, we entered into a purchase order with SeaSmart, LLC whereby SeaSmart, LLC will purchase a minimum of 16,200 RK3000 Units over a period of 26 months at fixed prices. Joseph J. Frohnhoefer, who is a director elect of Remote Knowledge is a principal member and manager of SeaSmart and chairman and CEO of SeaSmart principal affiliate, SeaTow International. SeaTow and Mr. Frohnhoefer have also consulted with the Company over the period of the last several months with respect to the BETA tests of the RK3000 system and have assisted us in establishing the parameters of the RK3000 product.

On March 30, 2004 the Company closed an equity offering of $1,000 units consisting of (i) one share of Series B Preferred stock convertible into 1,333 shares of common stock and (ii) a warrant to purchase 1,333 shares of common stock at $0.75 per share. Such offering raised $2,397,000. Of such amount, Harry and Dan Granader contributed $167,500, Alan Granader contributed $270,000, Neil Granader contributed $120,000, the Sanders Opportunity Fund LP contributed $157,500, Don Sanders contributed $157,000, Terry Strange contributed $35,000 and Don Weir contributed $28,000. As a result they received Series B Preferred shares and warrants to purchase common stock at $0.75 per share as follows: Harry and Dan Granader 167.5 shares and 224,000 warrants, Alan Granader 270 shares and 360,267 warrants, Neil Granader 120 shares and 160,533 warrants, Sanders Opportunity Fund LP 157.5 shares and 210,000 warrants, Don Sanders 157.5 shares and 210,000 warrants, Terry Strange 35 shares and 46,667 warrants and Don Weir 28 shares and 37,333 warrants.

As Placement Agent for the units, Sanders Morris Harris, Inc. was paid a fee of $123,475 and seven year warrants to purchase 148,600 shares of common stock at $0.75 per share.

We may enter into additional transactions with interested parties including our officers and directors in the future which transactions are permitted by our Certificate of Incorporation when the fact of such interested relationship is disclosed to and known by the Board of Directors and the contractor transaction is fair and reasonable to us. Our board of directors have adopted a policy that we shall not be allowed to engage in transaction with related parties including transactions with our officers and directors and affiliates. Unless such transactions are on terms that the board believes are no less favorable than could have been obtained from unaffiliated third parties. Although we have no separate conflicts policy to comply with Delaware law with respect to transactions involving potential conflicts. Delaware law requires that all transactions between us and any director or executive officer or affiliate are subject to full disclosure and approval of the majority of the disinterested members of the board of directors, approval of the majority of our shareholders or the determination at the contract or transaction is intrinsically fair to us.

Item 13. Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed with or incorporated by reference to this annual report(1) :

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation as filed with the Texas Secretary of State on February 26, 2003.

3.2	Amended and Restated Bylaws.

3.3	Certificate of Incorporation of Remote Knowledge, Inc.

3.4	Remote Knowledge, Inc. Bylaws

3.5	Certificate of Merger of Varitek Industries, Inc. and Remote Knowledge, Inc.

4.1	Warrant to purchase 22,500 shares issued to Orrin H. Swayze on March 21, 2002.

4.2	Amended and Restated Warrant to purchase 553,400 shares issued to Sanders Morris Harris, Inc. on December 5, 2002.

4.3	Warrant to purchase 1,500,000 shares issued to SMH Varitek LLC on November 27, 2002.

4.4	Form of warrant issued to noteholders on January 31, 2003.

4.5	Form of warrant issued to noteholders on April 16, 2003.

10.1	Employment Agreement of Randy S. Bayne.

10.2	Varitek Industries, Inc. 2002 Stock Option Plan as amended and ISO Plan.

10.3	Equity Agreement dated as of August 22, 2001, between Varitek and BACO International.

10.4	First Amendment to Equity Agreement between Varitek and BACO International dated as of March 20, 2002.

10.5	Voting Agreement dated as of March 21, 2002, among Sanders Morris Harris, Inc., Varitek, Harry Bayne, BACO International, Randy Bayne and Arthur Goetze.

10.6	Placement Agent Agreement between Varitek and Sanders Morris Harris Inc. dated March 21, 2002.

10.7	Amendment 1 to Placement Agent Agreement dated November 26, 2002.

10.8	Financial Advisory Agreement between Varitek and Sanders Morris Harris Inc. dated September 28, 2001.

10.9	Promissory Note dated November 27, 2002, in the principal amount of $1,500,000 issued by Varitek to SMH Varitek LLC.

10.10	Stockholders Agreement dated as of November 27, 2002, among SMH Varitek LLC, Varitek, Harry Bayne, BACO International, and Randy Bayne.

10.11	Letter Agreement dated as of November 27, 2002, between SMH Varitek LLC and Randy Bayne.

10.12	Stock Pledge Agreement dated as of November 27, 2002, among SMH Varitek LLC, Harry Bayne, BACO International, and Randy Bayne.

10.13	Security Agreement dated as of November 27, 2002, between SMH Varitek LLC and Varitek.

10.14	Form of Promissory Note dated January 31, 2003, issued by Varitek in connection with $961,000 loan transaction.

10.15	Form of Promissory Note dated April 16, 2003, issued by Varitek in connection with $825,000 loan transaction.

10.16	Form Amendment to Promissory Notes dated January 31, 2003.

10.17	U. S. Internet Collocation Services Agreement between Varitek and MCI WorldCom Communications, Inc. dated December 16, 2002.

10.18	Letter of Intent between Varitek and Sea Tow Services International, Inc.

10.19	Settlement Agreement dated as of December 17, 2002, between Varitek and Technetics, Inc. d/b/a SMTEK.

10.20	Promissory Note in the principal amount of $228,000 dated January 22, 2003, issued by Varitek to CalWest Industrial Properties, LLC.

10.21	Stipulation for Judgment dated as of December 16, 2002, between Varitek and CTI Contracting.

10.22	Promissory Note in the principal amount of $300,000 dated as of December 15, 2002, issued by Beacon Security Partners, LP and Z-Link, LLC to Varitek.

10.23	Security Agreement dated as of December 15, 2002, among Beacon Security Partners, LP, Z-Link, LLC and Varitek.

10.24	Management Agreement dated as of December 15, 2002, among Varitek, Beacon Security Partners, LP and Z-Link, LLC.

10.25	Letter Agreement dated as of February 11, 2003, between Varitek and Cislunar Networks Corp.

10.26	Loan Agreement dated as of February 11, 2003, between Varitek and Cislunar Networks Corp.

10.27	Security Agreement dated as of February 11, 2003, between Varitek and Cislunar Networks Corp.

10.28	Varitek Promissory Notes to Lockheed Martin Space Operations.

10.29	Engineering and Development Agreement with Lockheed Martin Space Operations.

10.30	Mark Sullivan Consulting Agreement.

10.31	Lockheed Martin Marketing Agreement.

10.32	Varitek Industries, Inc. Acquisition Agreement of Cislunar Networks Corp.

10.33	Form of Promissory Note (2003 Loans)

10.34	License Agreement between Cislunar and Varitek

10.35	SeaSmart, LLC Distribution Agreement

10.36	Dan Goodhall Settlement Agreement

10.37	Sprint Advantage Agreement

10.38	SMH Varitek Note Extension and Amendment Agreement.

31.1	Rule 13a-14 Certification.

31.2	Rule 13a-14 Certification

32.1	Section 1350 Certification.

(1)	Exhibits 3.1 through 10.38 are incorporated by reference to the exhibits with the same numbers filed with our registration statement on Form SB-2 (file No. 333-106247). Exhibits 31.1, 31.2 and 32.1 are filed herewith.

(b) Reports on Form 8-K.

None.

Item 14. Principal Accountant Fees and Services

	2002	2003
1) Audit Fees	$160,000	$75,000
2) Audit related fees and services	$-0-	$-0-
3) Fees for tax related services	$-0-	$-0-
4) All other fees	$-0-	$-0-

REMOTE KNOWLEDGE, INC.

(f/k/a VARITEK INDUSTRIES, INC.)

(A Development Stage Enterprise)

DECEMBER 31, 2003 and 2002

INDEPENDENT AUDITOR’S REPORT

To The Board of Directors and Shareholders

Remote Knowledge, Inc. (f/k/a Varitek Industries, Inc.)

We have audited the accompanying balance sheet of Remote Knowledge, Inc. (f/k/a Varitek Industries, Inc.) (the “Company” a development stage enterprise) as of December 31, 2003 and the related statements of operations, shareholders’ deficit and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Remote Knowledge, Inc. (f/k/a Varitek Industries, Inc.). as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has suffered significant losses and has a working capital deficit of $7,020,235 and a net shareholders’ deficit of $11,845,859 at December 31, 2003, which matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HEIN & ASSOCIATES LLP

Houston, Texas

May 13, 2004

REMOTE KNOWLEDGE, INC. (f/k/a VARITEK INDUSTRIES, INC.)

(A Development Stage Enterprise)

BALANCE SHEET

DECEMBER 31, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,728
Inventory	42,788
Prepaid and other current assets	10,780

Total current assets	72,296
PROPERTY AND EQUIPMENT, net	708,376

Total assets	$780,672

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK, AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable – trade	$1,185,654
Accrued expenses	1,018,150
Payable to shareholder	132,150
Notes payable	4,756,577

Total current liabilities	7,092,531
MANDATORILY REDEEMABLE PREFERRED STOCK, Series A, $.001 par value; $2,000 per share liquidation preference; 15,000 shares authorized; 5,534 shares issued and outstanding	5,534,000

COMMITMENTS AND CONTINGENCIES (notes 3, 7 and 12)

SHAREHOLDERS’ DEFICIT:
Common stock, $.001 par value; 100,000,000 shares authorized; 5,595,178 shares issued and outstanding	5,595
Deferred compensation	(439,233)
Additional paid-in capital	26,087,197
Accumulated deficit	(10,234,380)
Deficit accumulated during development stage	(27,265,038)

Total shareholders’ deficit	(11,845,859)

Total liabilities, mandatorily redeemable preferred stock and shareholders’ deficit	$780,672

See accompanying notes to these financial statements.

REMOTE KNOWLEDGE, INC. (f/k/a VARITEK INDUSTRIES, INC.)

(A Development Stage Enterprise)

Statements of Operations

	YEARS ENDED DECEMBER 31,		PERIOD FROM JANUARY 1, 2001 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31,
	2003	2002	2003
Revenues	$—	$—	$—

OPERATING COSTS AND EXPENSES:
Advisory services	—	374,562	4,169,146
Research and development	106,809	2,530,625	4,039,125
Loss on impairment of assets	—	—	1,525,246
Professional fees	653,015	578,659	1,644,379
Advertising and promotion fees	335,247	224,166	1,162,697
General and administrative expenses	3,349,288	1,840,421	7,175,992

Total operating costs and expenses	4,408,534	5,548,433	19,716,560

OTHER EXPENSE (INCOME):
Interest expense	1,884,081	225,035	2,217,648
Amortization of deferred financing costs	1,089,396	99,036	1,188,432
Interest income	(25,380)	(1,244)	(26,624)
Debt forgiveness	(97,766)	(1,287,212)	(1,384,978)

Total other expense (income)	2,850,331	(964,385)	1,994,478

Net Loss	(7,258,865)	(4,584,048)	(21,711,038)

Effective Dividend Related to Beneficial Conversion of Mandatorily Redeemable Preferred Stock	(1,898,148)	(3,655,852)	(5,554,000)

Net Loss Attributable to Common Shares	$(9,157,013)	$(8,239,900)	$(27,265,038)

Net Loss Per Share:

Basic and Diluted	$(1.71)	$(1.63)	$(5.71)

Number of Shares Used in Calculating Net Loss Per Share:
Basic and Diluted	5,368,175	5,067,702	4,778,100

See accompanying notes to these financial statements.

REMOTE KNOWLEDGE, INC. (f/k/a VARITEK INDUSTRIES, INC.)

(A Development Stage Enterprise)

STATEMENTS OF SHAREHOLDERS’ DEFICIT

Period from January 1, 2001 (Inception of Development Stage) to December 31, 2003

	COMMON STOCK		ADDITIONAL PAID–IN	DEFERRED	SHAREHOLDER	ACCUMULATED	DEFICIT ACCUMULATED DURING DEVELOPMENT
	SHARES	CAPITAL	CAPITAL	COMPENSATION	RECEIVABLE	DEFICIT	STAGE	TOTAL
Balances, January 1, 2001 (inception of development stage)	3,142,774	$3,143	$8,125,719	$—	$(226,413)	$(10,234,380)	$—	$(2,331,931)
Sale of common stock ($2.00 per share)	451,900	452	903,348	—	—	—	—	903,800
Issuance of common stock for services ($2.08 – $8.08 per share)	978,709	979	4,600,754	—	—	—	—	4,601,733
Issuance of common stock for related party debt ($2.08 per share)	444,416	444	888,388	—	—	—	—	888,832
Stock–based compensation ($2.00 – $4.00 per share)	—	—	184,288	—	—	—	—	184,288
Contributions	—	—	27,900	—	—	—	—	27,900
Net loss	—	—	—	—	—	—	(9,868,125)	(9,868,125)

Balances, December 31, 2001	5,017,799	5,018	14,730,397	—	(226,413)	(10,234,380)	(9,868,125)	(5,593,503)
Issuance of common stock for debt ($4.00 per share)	175,000	175	699,825	—	—	—	—	700,000
Issuance of common stock for services ($1.30 – $3.80 per share)	230,125	230	408,532	—	—	—	—	408,762
Stock–based compensation ($2.00 – $2.25 per share)	—	—	44,271	—	—	—	—	44,271
Retirement of common stock ($0.00 – $4.00 per share)	(185,750)	(186)	(79,814)	—	80,000	—	—	–
Issuance of warrants for loans ($0.01 – $1.00 per share)	—	—	1,107,208	—	—	—	—	1,107,208
Effective dividend related to beneficial conversion of preferred stock	—	—	—	—	—	—	(3,655,852)	(3,655,852)
Capital contributed for placement of debt	—	—	1,188,432	—	—	—	—	1,188,432
Discount on mandatorily redeemable preferred stock	—	—	5,554,000	—	—	—	—	5,554,000
Offering costs of mandatorily redeemable preferred stock	—	—	(513,967)	—	—	—	—	(513,967)
Net loss	—	—	—	—	—	—	(4,584,048)	(4,584,048)

Balances, December 31, 2002	5,237,174	5,237	23,138,884	—	(146,413)	(10,234,380)	(18,108,025)	(5,344,697)
Issuance of common stock for debt ($2.50 – $3.30 per share)	164,113	164	456,950	—	—	—	—	457,114
Issuance of common stock for services ($1.60 per share)	168,891	169	270,056	—	—	—	—	270,225
Issuance of common stock for assets ($1.60 per share)	5,000	5	7,995	—	—	—	—	8,000
Issuance of common stock options for services ($1.00 per share)	—	—	849,695	(333,977)	—	—	—	515,718
Stock–based compensation ($1.00 per share)	—	—	389,000	(77,725)	—	—	—	311,275
Issuance of warrants for loans ($1.00 per share)	—	—	903,811	—	—	—	—	903,811
Issuance of warrants for services ($1.00 per share)	—	—	50,826	(27,531)	—	—	—	23,295
Effective dividend related to beneficial conversion of preferred stock	—	—	—	—	—	—	(1,898,148)	(1,898,148)
Issuance of common stock upon conversion of preferred stock ($1.00 per share)	20,000	20	19,980	—	—	—	—	20,000
Forgiveness of receivable from sale of stock					146,413			146,413
Net loss	—	—	—	—	—	—	(7,258,865)	(7,258,865)

Balances, December 31, 2003	5,595,178	$5,595	$26,087,197	$(439,233)	$—	$(10,234,380)	$(27,265,038)	$(11,845,859)

See accompanying notes to these financial statements.

REMOTE KNOWLEDGE, INC. (f/k/a VARITEK INDUSTRIES, INC.)

(A Development Stage Enterprise)

Statements of Cash Flows

	YEARS ENDED DECEMBER 31,		PERIOD FROM JANUARY 1, 2001 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31
	2003	2002	2003
Cash Flows From Operating Activities:
Net loss	$(7,258,865)	$(4,584,048)	$(21,711,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	1,656,405	144,708	1,801,113
Depreciation	66,292	80,852	278,004
Amortization of deferred financing costs	1,089,396	99,036	1,188,432
Common stock issued for services	270,225	408,762	5,280,720
Stock based compensation	311,275	44,271	530,834
Common stock warrants issued for services	23,295	—	23,295
Common stock options issued for services	515,718	—	515,718
Debt forgiveness	(97,766)	(1,287,212)	(1,384,978)
Impairment of long-lived assets	—	—	1,525,246
Bad debt charge offs	173,028	—	173,028
Expenses offset against related party receivable	32,364	94,609	126,973
Charge off of receivable from sale of stock	146,413	—	146,413
Changes in assets and liabilities:
Prepaid and other current assets	32,061	(22,707)	21,716
Inventory	(42,788)	—	(42,788)
Accounts payable – trade	659,861	(1,173,461)	1,743,777
Accrued expenses	151,818	97,345	215,736
Related party payable	—	(47,600)	399,259

Net cash used in operating activities	(2,271,268)	(6,145,445)	(9,168,540)

Cash Flows From Investing Activities:
Additions of fixed assets	(672,124)	(29,560)	(717,573)
Related party receivable	—	(300,000)	(300,000)

Net cash used in investing activities	(672,124)	(329,560)	(1,017,573)

Cash Flows From Financing Activities:
Payments of notes payable	(176,000)	—	(176,000)
Capital contributions	—	—	27,900
Proceeds from SMH note payable	—	1,500,000	1,500,000
Proceeds from sale of common stock	—	—	903,800
Proceeds from other notes payable	2,610,000	266,000	2,876,000
Net proceeds from sale of mandatorily redeemable preferred stock	—	5,040,033	5,040,033

Net cash provided by financing activities	2,434,000	6,806,033	10,171,733

Net Change in Cash and Cash Equivalents	(509,392)	331,028	(14,380)

Cash and Cash Equivalents, beginning of period	528,120	197,092	33,108

Cash and Cash Equivalents, end of period	$18,728	$528,120	$18,728

Non-Cash Transactions:
Issuance of warrants for loans	$903,811	$1,107,208	$2,011,019
Issuance of common stock for related party debt	$—	$—	$888,832
Issuance of common stock for debt	$457,114	$700,000	$1,154,939
Issuance of common stock for assets	$8,000	$—	$8,000
Conversion of accounts payable to notes payable	$—	$766,484	$766,484
Contribution of capital by shareholders for financing costs	$—	$1,188,432	$1,188,432
Issuance of Common Stock upon conversion of Preferred	$20,000	$—	$20,000

See accompanying notes to these financial statements.

REMOTE KNOWLEDGE, INC. (f/k/a VARITEK INDUSTRIES, INC.)

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION

Remote Knowledge, Inc. (f/k/a Varitek Industries, Inc.) (the “Company”) was incorporated in Texas in 1970 and spun off its only operating activities at the end of 2000. Since January 1, 2001, The Company has been in a development stage. The Company is currently developing plans to market a Telematics monitoring device with an associated monthly fee for such support services. Telematics combines wireless voice and data communication with global positioning technology. The device will permit a remotely located asset to be constantly monitored for security (e.g. fire, intrusion), loss of vital functions (e.g. power, equipment failures) and location. The device also provides location tracking via the Internet while an asset is in use. Initially the device will be marketed to the marine pleasure craft market. The Company has several patents and patents pending.

2.	SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Property and Equipment – Property and equipment are stated at cost. Maintenance and repair costs are charged to expense as incurred; costs of major additions and betterments are capitalized. Depreciation is recorded using the straight-line method over a five year estimated useful life of the assets. Depreciation expense for the years ended December 31, 2003 and 2002 was $66,292 and $80,852, respectively and $278,004 since the inception of the Development Stage.

Income Taxes – Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss). Valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Use of Estimates – The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from these estimates.

REMOTE KNOWLEDGE, INC. (f/k/a VARITEK INDUSTRIES, INC.)

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-lived Assets – The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Comprehensive Loss – Comprehensive loss is defined as all changes in shareholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net loss, changes in certain assets and liabilities that are reported directly in capital, such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. The Company’s comprehensive loss was equal to its net loss for all periods presented in these financial statements.

Stock-Based Compensation – The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123”. This Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in the summary of significant accounting policies in the financial statements. There was no impact on the Company’s basic financial statements resulting from its adoption.

Had the Company used the fair-value-based method of accounting for the stock option plan prescribed by SFAS No. 123 and charged compensation expense against income over the vesting period based on the fair value of options at the date of grant, net income (loss) and earnings (loss) per share as reported would have been reduced to the following pro forma amounts:

	YEARS ENDED DECEMBER 31,
	2003	2002

Net loss attributable to common shareholders as reported	$(9,157,013)	$(8,239,900)
Stock based employee compensation included in reported net loss	311,275	44,271
Total stock-based employee compensation expense determined under fair value based method for all options	(1,268,568)	(2,998,564)

Pro forma net loss	$(10,114,306)	$(11,194,193)

Basic and diluted loss per share
As reported	$(1.71)	$(1.63)
Pro forma	$(1.88)	$(2.21)

REMOTE KNOWLEDGE, INC. (f/k/a VARITEK INDUSTRIES, INC.)

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company used the Black-Scholes option pricing model to value stock options for all proceeds: no expected dividend yield; expected volatility of 301%; risk-free interest rates of 5.0%; and expected lives of 3-8 years.

SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003 and requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not impact the classification of its mandatorily redeemable preferred stock from mezzanine debt to a liability, nor any other instruments of the Company.

The FASB issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, in November 2002 and FIN No. 46, Consolidation of Variable Interest Entities, in January 2003. FIN No. 45 is applicable on a prospective basis for initial recognition and measurement provisions to guarantees issued after December 2002; however, disclosure requirements are effective immediately. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee and expands the required disclosures to be made by the guarantor about its obligation under certain guarantees that it has issued. The adoption of FIN No. 45 did not have a material impact on the Company’s financial position or results of operations. FIN No. 46 requires that a company that controls another entity through interests other than voting interests should consolidate such controlled entity in all cases for interim periods beginning after June 15, 2003. The adoption of FIN No. 46 did not have a material impact on its financial position or results of operations.

REMOTE KNOWLEDGE, INC. (f/k/a VARITEK INDUSTRIES, INC.)

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

3.	GOING CONCERN/MANAGEMENT PLANS

The Company’s losses for the years ended December 31, 2003 and 2002 amounted to $7,258,865 and $4,584,048, respectively and $21,711,038 since inception of Development Stage. In addition, the Company to date has no revenue and does not expect any meaningful revenue until the second quarter of 2004. As a result of these losses, and the fact the Company has no revenue, the Company’s working capital position at December 31, 2003 was a negative $7,020,235, it’s ability to generate sufficient cash flows from operations to meet its operating and capital requirements is uncertain, and the Company must raise additional capital in order to continue. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

In order to meet its working capital needs the Company on March 30, 2004 raised $2,397,000 in cash through an offering of Series B Preferred Stock. In conjunction with such offering it also converted $4,226,000 of its short term debt into series B Preferred Stock and the term of its existing Series A Preferred Stock were modified so as to allow the Series A to be classified as equity on the Company’s balance sheet where as it was previously classified outside of permanent equity. The Company believes in the near term these transactions will permit the Company to begin its operations and produce revenues.

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated Useful Life	DECEMBER 31, 2003
Satellite Earth Station and Communications Technology	5	$552,872
Computer and related equipment	5	107,080
Software, tools and website	3	151,894
Other	5	7,108

		818,954
Less – Accumulated depreciation		(110,578)

Total property and equipment, net		$708,376

REMOTE KNOWLEDGE, INC. (f/k/a VARITEK INDUSTRIES, INC.)

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

5.	RELATED PARTY TRANSACTIONS

Note Receivable – On December 15, 2002 the Company advanced a related entity, controlled by Zane Russell, Officer, $300,000 in exchange for a 6% promissory note due December 31, 2003. The note was secured by the assets of the related entity. The note was partially repaid through monthly credit for certain employee compensation and personnel costs that were being incurred by the related entity on behalf of the Company. For the twelve months ended December 31, 2003, approximately $82,000 has been offset against the note for such services. From July 1, 2002 through April 2003, the Company subleased its corporate offices from the same related entity at rates between $5,000 and $8,000 per month. Beginning in May 2003 the Company began paying $7,000 per month and the related party $3,000 per month under a 3-year extension of the lease.

In September 2003 the related entity ceased operation, terminated all its employees and no longer has a presence in the office. As a result the Company has written off the full amount of the note, the advance, the non-reimbursed rent and the accrued interest totaling approximately $173,000. The Company is investigating various measures, if any, of collecting this amount.

Payable to Major Shareholder The Company has an unsecured payable to Mr. Harry Bayne at December 31, 2003 of $132,150.

Placement Fees—In March 2002, the Company entered into a Placement Agent Agreement with Sanders Morris Harris Inc. (Sanders Morris), of which whom an officer is a director of the Company pursuant to which they agreed to act as the exclusive selling agent of shares of the Company’s Series A Preferred Stock. As compensation for their services, the Company paid Sanders Morris commissions in the amount of $513,967 (approximately 8% of the purchase price of all shares of Series A Preferred Stock sold, for which amount has been recorded as offering costs which are a reduction of additional paid-in capital) and the Company issued Sanders Morris warrants to purchase an aggregate of 553,400 shares of the Company’s common stock at a price of $1.20 per share for five years. These warrants had a fair value of $2,102,136 based upon the Black-Scholes model with the following assumptions no expected dividend yield; expected volatility of 3.01%; risk-free interest rates of 5.0%; and expected life of 5 years.

REMOTE KNOWLEDGE, INC. (f/k/a VARITEK INDUSTRIES, INC.)

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

5.	RELATED PARTY TRANSACTIONS (continued)

In November 2002, the Company closed a $1,500,000 loan transaction (see note 6) with SMH Varitek LLC (“SMH Varitek”), a Delaware limited liability company controlled by the principals of Sanders Morris. The note was originally due without interest on November 27, 2003, but was extended to May 27, 2004 and is secured by a lien on all technology and intellectual property. The note is also secured by a pledge of all stock owned by Mr. Randy Bayne and Mr. Harry Bayne. The note is convertible into the type of securities sold by the Company (either common stock or securities convertible into common stock) in the next private or public offering that raises at least $3,500,000. As consideration for the loan, the Company issued SMH Varitek warrants to purchase 1,500,000 shares of common stock at a price of $0.01 per share for five years. The value assigned to the warrants have been reflected as a discount on the note and is being amortized over the term of the note.

As additional consideration for the SMH Varitek loan, Randy Bayne and Harry Bayne collectively transferred 432,157 shares of common stock to SMH Varitek. The value of these shares were approximately $1.2 million and have been reflected as deferred financing costs (to be amortized over the one year term of the loan) and contributed capital to the Company. Randy Bayne further agreed to transfer to SMH Varitek 25% of any shares of common stock that he acquires upon the exercise of any options, up to 300,000 shares, as further consideration for the loans.

REMOTE KNOWLEDGE, INC. (f/k/a VARITEK INDUSTRIES, INC.)

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

6.	NOTES PAYABLE

Notes payable consisted of the following:

DECEMBER 31, 2003
Note bearing 0% interest due May 27, 2004 (a)	$1,500,000
Notes bearing 0% minimum interest due March 30, 2004 net of unamortized debt discount of $ 88,235 (b)	872,765
Notes bearing 7% interest due in 8 installments beginning May 1, 2003 (c)	110,000
Note bearing 8% interest payable August 31, 2003 (d)	480,484
Notes bearing 0% interest due March 30, 2004 net of unamortized debt discount of $ 121,672 (e)	763,328
Notes bearing 15% interest due July 30, 2004 (f)	855,000
Commercial Bank Note bearing 5% interest (g)	175,000

$4,756,577

(a)	On November 27, 2002 SMH Varitek advanced the Company $1,500,000 in exchange for the Company’s 0% interest note originally due November 27, 2003; extended to May 27, 2004. A discount of $1,050,000 was applied to be amortized over one year.

The note is collateralized by all the Company’s intellectual property rights and is guaranteed by a pledge of all the Company’s stock and options held by BACO International, Randy S. Bayne and Harry L. Bayne, “Shareholders”. As additional consideration the Company issued SMH Varitek warrants to purchase 1,500,000 shares of its common stock for $.01 per share, and the Shareholders agreed that upon payment of conversion of the note, SMH Varitek could retain 25% of the stock they had pledged as guaranty. The Company also agreed that SMH Varitek could have one representative on the Company’s Board of Directors. The note is convertible into the securities the Company may issue in a public or private equity offering which raises a minimum of $3,500,000 prior to May 27, 2004. This note was subsequently converted to equity (see note 14).

REMOTE KNOWLEDGE, INC. (f/k/a VARITEK INDUSTRIES, INC.)

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

6.	NOTES PAYABLE (continued)

(b)	In January 2003 the Company issued $961,000 of unsecured notes payable due March 30, 2004. The notes do not bear interest, but will receive a royalty of .4805% of the Company’s revenue from the sale of its telematics unit and the monthly recurring revenue thereon from July 1, 2003 through June 30, 2005. During this period the royalty must pay a minimum of 20% of the face value of the notes or the Company must pay the difference. As additional consideration the Company issued 240,250 warrants which expire in January of 2008 to purchase the Company’s common stock for $1.00 per share. These warrants were valued at approximately $412,000 and reflected as a discount to the notes. This discount will be amortized over the 14 month term of the notes. The notes are convertible prior to their maturity into securities issued in a public or private equity offering of a minimum of $3,500,000. This note was subsequently converted to equity (see note 14).

(c)	In December 2002, the Company issued two unsecured notes in the amounts of $58,000 and $228,000 in settlement of debts incurred in 2000 for construction and rent on the Company proposed facilities in California. The notes bear interest at 7% and are payable in monthly installments; of $6,500 and $25,000. At December 31, 2003, the note balances were $32,000 and $78,000, respectively.

(d)	In December 2002, the Company signed a note payable of $480,484 to a vendor for its engineering and programming services, charged to research and development expense, bearing interest at 8% payable August 31, 2003. The note is secured by the vendor’s work product and the equipment in the Company’s data center. The note payment has not been made and the holder has filed suit to collect the note.

(e)	On April 16, 2003, the Company closed an additional $885,000 sale of short-term notes due March 31, 2004. During this period the royalty must pay a minimum of 20% of the face value of the notes or the Company must pay the difference. As additional consideration the Company issued 221,250 warrants, which expire in April of 2008 to purchase its common stock for $1.00 per share and granted an additional royalty of .4425%. These warrants were valued at $417,000 and reflected as a discount to the notes, which will be amortized over the term of the notes. These notes are convertible prior to their maturity into securities issued in a public or private equity offering of a minimum of $3,500,000. This note was subsequently converted to equity (see note 14).

REMOTE KNOWLEDGE, INC. (f/k/a VARITEK INDUSTRIES, INC.)

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

6.	NOTES PAYABLE (continued)

(f)	During September, October and November 2003 the Company issued $855,000 of notes due July 30, 2004 secured by its satellite earth station and related communication technology. The notes pay a royalty of 1.35% on sales and satellite communication products from January 1, through December 31, 2004. Such amount is guaranteed to be no less than 15% of the face value of the notes. This note was subsequently converted to equity (see note 14).

(g)	Note payable to a commercial bank, due June 15, 2004, with interest at prime + 1% (5% at December 31, 2003) payable in monthly interest payments. The note is a revolving line of credit, with a maximum borrowing base equal to $200,000. The note is personally guaranteed by an officer of the corporation.

7.	MANDATORILY REDEEMABLE PREFERRED STOCK

The Series A shares vote at a rate equal to the number of shares of common stock into which these shares could be converted. Each share of Series A Preferred Stock is fully convertible into shares of common stock, at the option of the holder thereof, at any time. All shares of Series A Preferred Stock will automatically convert into shares of common stock upon the occurrence of either of the following: (a) the dated specified by the vote of the holder or holders of not less than 80% in voting power of the outstanding shares of Series A Preferred Stock to convert the preferred stock into shares of common stock, or (b) an underwritten public offering pursuant to an effective registration statement under the Securities Act covering the offer and sale of common stock by us to the public at a public offering price which is not less than $5.00 per share (subject to adjustment for stock splits, stock dividends, recapitalizations and similar transactions) and $25,000,000 in the aggregate. The outstanding preferred shares have a liquidation preference equal to two times the original investment, currently $11,068,000, with a sale or merger considered to be a liquidation. See note 14 for discussion of conversion to permanent equity subsequent to December 31, 2003.

The holders of shares of Series A Preferred Stock and Common Stock shall be entitled to receive dividends out of any assets legally available on a pro rata basis based upon the number of common shares held by each holder and if all such preferred stock was converted to common stock as payable when and if declared by Board of Directors.

REMOTE KNOWLEDGE, INC. (f/k/a VARITEK INDUSTRIES, INC.)

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

7.	MANDATORILY REDEEMABLE PREFERRED STOCK (continued)

The Series A Preferred Stock is convertible into shares of common stock at the rate determined by dividing $1,000 by $.75 per share, resulting in a conversion rate of 1 share of Series A Preferred Stock into 1,334 shares of common stock. The conversion rate will be reduced in the event of share splits, share dividends, recapitalization and similar transactions. The conversion rate also will be reduced in the event of certain issuances of common stock, options or warrants to acquire common stock or securities convertible into common stock, at a purchase price or conversion price less than the then applicable conversion price, called dilutive issuances. The beneficial conversion feature was valued at the gross proceeds of $5,554,000, which was treated as a discount on the preferred stock and a component of additional paid-in capital. The discount was amortized as a dividend through March 31, 2003, which was the first date that the preferred stock could be converted into common stock.

The preferred shares also have mandatory redemption provisions, whereby the Company would be forced to buy the shares back for $1,000 per share plus accrued and unpaid dividends at any time after March 21, 2007. This provision requires the Company to present the preferred shares outside of permanent equity on the accompanying balance sheet. The redemption provisions were subsequently eliminated and the liquidation preference was modified (see note 14).

8.	SHAREHOLDERS’ EQUITY

Preferred Stock—The Company has authorized 10,000,000 shares of preferred stock with a par value of $.001 per share, of which 15,000 shares have been designated as Series A Preferred Stock. The remaining 9,985,000 shares are available for future designation.

Common Stock and Options—During 2002 and 2003, the Company issued contractual options to purchase up to 3,789,000 shares of its common stock with exercise prices of $1.00 per share. These options were issued under a non-qualified plan that has 4,800,000 shares designated. These options vest over periods ranging from 0 to 60 months.

The Company reincorporated in Delaware in July 2003 and increased its authorized common stock to 100,000,000 and assigned a par value of $.001/share. This par value has been reflected retroactively to all periods presented herein.

The Company has adopted the disclosure requirements of SFAS No. 148, however as permitted under SFAS No. 123 continues to use the intrinsic value method of accounting prescribed by Accounting Principles Board (“APB”“) Opinion No. 25, Accounting for Stock Issued to Employees.

REMOTE KNOWLEDGE, INC. (f/k/a VARITEK INDUSTRIES, INC.)

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

8.	SHAREHOLDERS’ EQUITY (continued)

The following is a summary of all option balances and activity. These options vest over periods ranging from 0 to 36 months.

	YEARS ENDED DECEMBER 31,
	2003	2002
Outstanding, beginning of period	3,308,625	630,625
Granted	486,000	3,303,000
Canceled or expired	(5,625)	(625,000)
Exercised	—	—

Outstanding, end of period	3,789,000	3,308,625

Exercisable at end of period	2,988,874	2,409,958

Weighted-average exercise price of options currently exercisable	$1.00	$1.00

Weighted-average grant-date fair value of options, granted during the year	$3.04	$1.10

Weighted-average remaining years of contractual life	6.95	7.92

The Company issued a total of 173,891 and 230,125 shares of common stock in exchange for consulting services and assets for the years ended December 31, 2003 and 2002, respectively. The Company recorded $278,225 and $408,762 in advisory and consulting services, advertising and promotion fees and asset purchases for the years ended December 31, 2003 and 2002, respectively, in the accompanying financial statements related to the issuance of these shares of common stock.

REMOTE KNOWLEDGE, INC. (f/k/a VARITEK INDUSTRIES, INC.)

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

8.	SHAREHOLDERS’ EQUITY (continued)

Warrants Issued

	WARRANTS	EXERCISE PRICE	TERM
Balance, December 31, 2001	—	$—
Issued in connection with promissory note iss	22,500	2.00	5 Years
Issued in connection with SMH Varitek note	1,500,000.01		5 Years
Issued in connection with sale of mandatorily redeemable preferred stock	553,400	1.20	5 Years

Balance, December 31, 2002	2,075,900
Issued in connection with short-term loan	46,667.75		7 Years
Issued in connection with short-term loan	6,667.75		7 Years
Issued in connection with promissory notes	240,250	1.00	5 Years
Issued in connection with consulting contract	40,000	1.00	5 Years
Issued in connection with promissory notes	221,250	1.00	5 Years

Balance, December 31, 2003	2,630,734

REMOTE KNOWLEDGE, INC. (f/k/a VARITEK INDUSTRIES, INC.)

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

9.	EARNINGS PER SHARE

Earnings per share (EPS) are computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Common stock equivalents of 11,953,734 and 5,384,525 for the years ended December 31, 2003, and 2002, respectively, have been excluded from the calculation of weighted-average shares for purposes of calculating diluted net loss per share, as such inclusion is anti-dilutive.

	YEARS ENDED DECEMBER 31,
	2003	2002
Basic net loss per share
Numerator:
Net loss	$(7,258,865)	$(4,584,048)
Value of beneficial conversion of mandatorily redeemable preferred shares	(1,898,148)	(3,655,852)

Net loss attributable to common shareholders	$(9,157,013)	$(8,239,900)

Denominator:
Basic weighted average
Common shares outstanding during the period:	5,368,175	5,067,702

Basic and diluted net loss per share	$(1.71)	$(1.63)

REMOTE KNOWLEDGE, INC. (f/k/a VARITEK INDUSTRIES, INC.)

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

10.	INCOME TAXES

The approximate tax effects of significant temporary differences representing the deferred tax assets and liabilities at December 31, 2003 were as follows:

Net operating loss carryforward	$5,600,000
Accrued liabilities	200,000
Valuation allowance	(5,800,000)

Net deferred tax asset	$—

The following is a reconciliation of expected to actual income tax benefit:

	YEARS ENDED DECEMBER 31,
	2003	2002
Federal income tax benefit at 34%	$2,470,000	$1,560,000
Accretion of debt discount	(565,000)	(30,000)
Amortization of debt amount	(370,000)	(33,500)
Stock based compensation	(380,000)	(15,000)
Other	(10,000)	14,500
Deferred benefit not currently recognized	(1,145,000)	(1,496,000)

	$—	$—

As of December 31, 2003, the Company has net operating loss carryforwards of approximately $17,000,000 which will expire, if unused, beginning in 2019. The valuation allowance increased by approximately $1,145,000 and $1,496,000 for the years ended December 31, 2003 and 2002, respectively. Section 382 Rule will place annual limitations on the Company’s NOL.

11.	NOTE RECEIVABLE FROM SATELLITE COMMUNICATIONS COMPANY

On February 11, 2003 the Company closed a $389,000 loan to a third party, a provider of a satellite communication services. The note bore interest at 8% and was secured by all of the third party’s assets including its satellite ground station. The loan agreement granted the Company a six month exclusive right to acquire these assets for the balance of the note outstanding, which was extended. No payments were made prior to September 2003 when the Company acquired certain assets of the satellite communications company in exchange for the note and accrued interest.

REMOTE KNOWLEDGE, INC. (f/k/a VARITEK INDUSTRIES, INC.)

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

12.	COMMITMENTS AND CONTINGENCIES

Employment Agreements – During 2002, the Company entered into employment agreements with several key employees for terms of three to five years. The agreements include the employees’ base salary, incentive compensation plans as well as options to purchase the Company’s common stock. These obligations approximate $945,000 annually.

Payment of Taxes on Stock Issued to Former Employees – During 2001 an employee who was terminated in 2002 was issued 281,458 shares of the Company’s common stock, but was placed in escrow pending the Company’s payment of federal income taxes on the value of such stock. The Company has been unable to pay such taxes to date and the stock remains in escrow. The Company has agreed to pay the taxes at the time the Company raises a minimum of $2,500,000 of equity capital after April 17, 2003, at which time the shares will be valued for federal income for tax purposes and payment of such tax will be made and the stock will be released.

Settlement of Litigation – On October 1, 2003 the Company agreed to settle litigation brought by a former employee by acquiring 125,000 shares of common stock of the Company held by such employee at $3.00 per share or $375,000 plus $128,500 in cash. The acquisition and cash payments are to be made at several dates during 2004. The Company had sufficient liability accrued to cover the full amount and no additional accrual was necessary. When the stock is reacquired a charge will be made to treasury stock and any relief of obligations will be recognized into income at that time.

On January 16, 2004 a former employee filed a suit for breach of his employment contract, seeking back pay and severance payments of approximately $100,000. The Company believes it has recorded adequate reserves to cover any losses sustained in this matter.

Sales Commitment – The Company anticipates that initially, all sales will come from the marine pleasure crafts industry. In that regard, in October 2003, the Company signed a two-year exclusive distribution and sales agreement with SeaSmart LLC, an affiliated company of SeaTow International, Inc. for the purchase and resale of 6,500 of the Company’s monitoring devices. Delivery of such units is to take place over a 14-month period beginning with the first month of delivery. The deliveries are expected to begin in the second quarter of 2004.

REMOTE KNOWLEDGE, INC. (f/k/a VARITEK INDUSTRIES, INC.)

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

13.	DEBT SETTLEMENTS

During the year ended December 31, 2002, numerous vendor debts totaling $2,483,061 were settled for cash of $209,849, notes payable of $286,000 and stock valued at $700,000 resulting debt forgiveness of $1,287,212.

On February 28, 2003 the Company agreed to pay $25,000 cash and issued 162,754 shares of stock valued at $454,939 to several vendors in settlement of an outstanding debts of $577,705 resulting in debt forgiveness of $97,766 for the year ended December 31, 2003.

14.	SUBSEQUENT EVENTS

On March 30, 2004 the Company closed an equity offering of $1,000 units consisting of one share of its Series B Preferred Stock, and a seven year warrant to purchase 1,333 shares of its common stock at $0.75 per share. Each share of the Series B Preferred stock converts into 1,333 shares of common stock. The cash received from the offering was $2,256,163 net of $140,837 of commissions and expenses or a total of $2,397,000. The proceeds were allocated to the preferred shares and warrants based on the respective fair values of each. Additionally, holders of $4,226,000 of the Company’s short-term notes converted these notes into the same $1,000 units.

The holders of the Company’s Series A Preferred Stock simultaneously voted to change the terms of the Series A Preferred and received seven year warrants to purchase 667 shares of common stock at $0.75 per share for each share of Series A Preferred outstanding. The primary changes were the elimination of the potential requirement that the Company repurchase the Series A Preferred and granting the Series B Preferred a $1,000 liquidating preference. Both the Series A and Series B shares vote on an as if converted basis.

A summary of the transactions of March 30 is as follows:

	CONSIDERATION RECEIVED	SERIES B SHARES ISSUED	COMMON SHARES CONVERTIBLE	WARRANTS ISSUED
Subscriptions Received	$2,397,000	2,397	3,197,466	3,197,466
Notes Converted	$4,226,000	4,226	5,634,667	5,634,667
New Warrants to Series A	$—	—	—	3,691,178

Totals	$6,623,000	6,623	8,832,133	12,523,311

REMOTE KNOWLEDGE, INC. (f/k/a VARITEK INDUSTRIES, INC.)

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

14.	SUBSEQUENT EVENTS (continued)

The net effect of these transactions increased cash $2,256,163, increased equity by approximately $12,016,163 (including the movement of the Manditorily Redeemable Preferred Stock of $5,534,000 to permanent equity), and reduced current liabilities by $4,366,837.

The subscription agreements received for the Units sold in the March 30, 2004 close also required the subscribers to purchase an additional 961 units for $961,000 at such time as the Company sells 2,300 of its RK3000 devices, so long as this occurs prior to September 30, 2004.

Subscription agreements received in a separate offering of the units commit these subscribers to purchase 4,913 units for $4,913,000 payable after July 30,2004 so long as the Company sells 2300 of its RK3000 devices prior to September 30, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we have caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMOTE KNOWLEDGE, INC.

Date: May 18, 2004	By:	/s/ Randy S. Bayne
Randy S. Bayne, Chief Executive Officer

	By:	/s/ Henry Houston
Henry Houston, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randy S. Bayne Randy S. Bayne	Chief Executive Officer and Director	May 18, 2004

/s/ Henry Houston Henry Houston	Chief Financial Officer and Director	May 18, 2004

/s/ Richard C. Webb Richard C. Webb	Chairman of Board of Directors	May 18, 2004

23