Form 10QSB
period 2004-03-31
REMOTE KNOWLEDGE INC
filed 2004-05-25
CIK 1059099

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2004

                       Commission File Number: 333-106247

                             Remote Knowledge, Inc.
                         f/k/a Varitek Industries, Inc.
                         ------------------------------
                 (Name of small business issuer in its charter)

                Delaware                                   74-1664837
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification number)

              16360 Park Ten Place, Suite 200, Houston, Texas 77084
               (Address of Principal Executive offices) (Zip Code)

                    Issuer's telephone number: (281) 599-4800

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

     There were 5,736,085 shares of common stock, $.001 par value, outstanding as of April 30, 2004.

     Transitional Small Business Format (check one); Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the condensed Financial Statements present fairly the financial condition of the Company.

                             REMOTE KNOWLEDGE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             CONDENSED BALANCE SHEET
                                    UNAUDITED
                                 MARCH 31, 2004


                                     ASSETS
                                     ------
CURRENT ASSETS
   Cash and cash equivalents                                       $  1,759,057
   Inventory                                                             42,788
   Prepaid and other current assets                                      18,612
                                                                   ------------

                  Total current assets                                1,820,457

PROPERTY AND EQUIPMENT, net                                             661,713
                                                                   ------------

                  Total assets                                     $  2,482,170
                                                                   ============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
   Accounts payable - trade                                        $  1,169,851
   Accrued expenses                                                   1,105,977
   Payable to shareholder                                               132,150
   Notes payable                                                        789,484
                                                                   ------------

                  Total current liabilities                           3,197,462

SHAREHOLDERS' DEFICIT:
   Preferred stock - series A, $.001 par value; 15,000
     shares authorized; 5,299 shares issued and outstanding                   5
   Preferred stock - series B, $.001 par value; 13,500
     shares authorized; 6,623 shares issued and outstanding                   7
   Common stock, $.001 par value; 100,000,000 shares
     authorized; 5,908,668 shares issued and outstanding                  5,908
   Deferred compensation                                               (612,768)
   Additional paid-in capital                                        46,419,702
   Accumulated deficit                                              (10,234,380)
   Deficit accumulated during development stage                     (36,293,766)
                                                                   ------------

                  Total shareholders' deficit                          (715,292)
                                                                   ------------

                  Total liabilities and shareholders' deficit      $  2,482,170
                                                                   ============


         See accompanying notes to the condensed financial statements.


                                   REMOTE KNOWLEDGE, INC.
                              (A DEVELOPMENT STAGE ENTERPRISE)
                                          UNAUDITED
                             CONDENSED STATEMENTS OF OPERATIONS


                                                                                 PERIOD FROM
                                                                               JANUARY 1, 2001
                                                  THREE-MONTH PERIODS ENDED     (INCEPTION OF
                                                 ---------------------------- DEVELOPMENT STAGE)
                                                   March 31,       March 31      TO MARCH 31,
                                                 ----------------------------    ------------
                                                     2004            2003            2004
                                                 ------------    ------------    ------------
Revenues                                         $       --      $       --      $       --

OPERATING COSTS AND EXPENSES:
   Advisory services                                     --              --         4,169,146
   Research and development                            31,241          58,198       4,070,366
   Loss on impairment of assets                          --              --         1,525,246
   Professional fees                                   18,811         279,414       1,663,165
   Advertising and promotion fees                      30,095         153,999       1,192,792
   General and administrative expenses                734,629         635,195       7,910,620
                                                 ------------    ------------    ------------
            Total operating costs and expenses        814,776       1,126,806      20,531,335

OTHER EXPENSE (INCOME):
   Interest expense                                   299,048         326,259       2,516,696
   Amortization of deferred financing costs              --           297,108       1,188,432
   Interest income                                       --            (7,043)        (26,624)
   Debt forgiveness                                      --           (98,566)     (1,384,978)
                                                 ------------    ------------    ------------
            Total other expense (income)              299,048         517,758       2,293,526
                                                 ------------    ------------    ------------

Net Loss                                           (1,113,824)     (1,644,564)    (22,824,861)

Effective Dividend Related to Beneficial
Conversion of Mandatorily Redeemable
Preferred Stock                                          --        (1,898,148)     (5,554,000)

Effective Dividend Related to Beneficial
Conversion of Series B Preferred Stock             (6,622,993)                     (6,622,993)

Warrants issued for release of redemption
provision on preferred stock - series A            (1,291,912)           --        (1,291,912)
                                                 ------------    ------------    ------------

Net Loss Attributable to Common Shares           $ (9,028,729)   $ (3,542,712)   $(36,293,766)
                                                 ============    ============    ============

Net Loss Per Share:
   BASIC AND DILUTED                             $      (1.61)   $       (.66)   $      (7.49)
                                                 ============    ============    ============

Number of Shares Used in Calculating
Net Loss Per Share:
   BASIC AND DILUTED                                5,607,356       5,338,687       4,846,652
                                                 ============    ============    ============


                See accompanying notes to the condensed financial statements.


                                            REMOTE KNOWLEDGE, INC.
                                       (A DEVELOPMENT STAGE ENTERPRISE)
                                      CONDENSED STATEMENTS OF CASH FLOWS
                                                  UNAUDITED

                                                                                                      PERIOD FROM
                                                                                                    JANUARY 1, 2001
                                                                                                     (INCEPTION OF
                                                                       THREE-MONTH PERIODS ENDED      DEVELOPMENT
                                                                      ----------------------------     STAGE) TO
                                                                        MARCH 31,       MARCH 31,       MARCH 31,
                                                                      ----------------------------    ------------
                                                                          2004            2003            2004
                                                                      ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                           $ (1,113,824)   $ (1,644,564)   $(22,824,861)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Accretion of debt discount                                           209,906         321,323       2,011,019
      Depreciation                                                          46,663           7,624         324,667
      Amortization of deferred financing costs                                --           297,108       1,188,432
      Common stock options issued for services                             222,835            --         5,772,343
      Stock based compensation                                              14,409         111,421         824,468
      Debt forgiveness                                                        --           (98,566)     (1,384,978)
      Impairment of long-lived assets                                         --              --         1,525,246
      Allowance for doubtful Account                                          --              --           173,028
      Changes in assets and liabilities:
         Prepaid and other current assets                                   (7,832)          3,804          13,884
         Inventory                                                            --              --           (42,788)
         Accounts payable - trade                                          (15,803)        261,600       1,718,974
         Accrued expenses                                                   87,828          27,936         303,563
         Related party payable                                                --              --           399,259
                                                                      ------------    ------------    ------------
                  Net cash used in operating activities                   (555,818)       (712,314)     (9,997,744)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions of fixed assets                                                  --           (18,138)       (717,573)
   Deposit on property purchase                                               --           (77,465)           --
   Related party receivable                                                   --            39,063        (173,027)

   Notes receivable                                                           --          (389,675)           --
                                                                      ------------    ------------    ------------
                  Net cash used in investing activities                       --          (446,215)       (890,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of notes payable                                                  --              --          (176,000)
   Capital contributions                                                      --              --            27,900
   Receivable from sale of stock                                              --              --           146,413
   Proceeds from SMH note payable                                             --              --         1,500,000
   Proceeds from sale of common stock                                         --              --           903,800
   Proceeds from other notes payable                                        49,000         695,000       2,925,000
   Net proceeds from sale of mandatorily redeemable preferred stock           --              --         5,040,033
   Net proceeds from sale of series B preferred stock                    2,247,147                       2,247,147
                                                                      ------------    ------------    ------------
                  Net cash provided by financing activities              2,296,147         695,000      12,614,293
                                                                      ------------    ------------    ------------

Net Change in Cash and Cash Equivalents                                  1,740,329        (463,529)      1,725,949

CASH AND CASH EQUIVALENTS, beginning of period                              18,728         528,120          33,108
                                                                      ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                              $  1,759,057    $     64,591    $  1,759,057
                                                                      ============    ============    ============

NON-CASH TRANSACTIONS:
   Issuance of warrants for loans                                     $       --      $    411,760    $  2,011,019
   Issuance of common stock for related party debt                            --              --           888,832
   Issuance of common stock for debt                                          --           303,689       1,157,114
   Issuance of common stock for assets                                        --              --             8,000
   Conversion of accounts payable to notes payable                            --              --           766,484
   Contribution of capital by shareholders for financing costs                --              --         1,188,432
   Issuance of common stock upon conversion of Preferred                   235,000            --           255,000
   Conversion of notes payable to equity                              $ (4,226,000)           --      $ (4,226,000)

Effective Dividend Related to Beneficial Conversion of Series B
   Preferred Stock                                                    $  6,622,993            --      $  6,622,993

Warrants Issued for Release of Redemption Provision on Series A
   Preferred Stock                                                    $  1,291,912            --      $  1,291,912



                         See accompanying notes to the condensed financial statements.

                                                     4

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of American have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements and notes should be read in conjunction with financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, which was filed with the SEC on May 19, 2004. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Remote Knowledge, Inc. as of March 31, 2004 and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation - The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". This Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in the summary of significant accounting policies in the financial statements. There was no impact on the Company's basic financial statements resulting from its adoption.

Had the Company used the fair-value-based method of accounting for the stock option plan prescribed by SFAS No. 123 and charged compensation expense against income over the vesting period based on the fair value of options at the date of grant, net income (loss) and earnings (loss) per share as reported would have been reduced to the following pro forma amounts:

                                                                   THREE-MONTH PERIODS ENDED
                                                                   --------------------------
                                                                    March 31,      March 31,
                                                                   -----------    -----------
                                                                       2004           2003
                                                                   -----------    -----------
Net loss attributable to common shareholders as reported           $(9,028,729)   $(3,542,712)
Stock based employee compensation included in reported net loss         14,409        111,421
Total stock-based employee compensation expense determined under
   fair value based method for all options                            (128,787)      (826,824)
                                                                   -----------    -----------
Pro forma net loss                                                 $(9,143,107)   $(4,258,115)
                                                                   ===========    ===========
Basic and diluted loss per share
   As reported                                                     $     (1.61)   $     (0.66)
   Pro forma                                                       $     (1.63)   $     (0.80)


The Company used the Black-Scholes option pricing model to value stock options for all proceeds: no expected dividend yield; expected volatility ranging from 94.49% to 301%; risk-free interest rates ranging from 3.45% to 5.0%; and expected lives of 3-8 years.

                                        5

NOTE 3 - NET LOSS PER SHARE

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

                                                     THREE-MONTH PERIODS ENDED
                                                     --------------------------
                                                      March 31,      March 31,
                                                     -----------    -----------
                                                         2004           2003
                                                     -----------    -----------
Basic net loss per share
Numerator:

Net loss                                             $(1,113,824)   $(1,644,564)

Effective dividend related to beneficial
  conversion of Series B Preferred                    (6,622,993)

Value of beneficial conversion of mandatorily
  redeemable preferred shares                               --       (1,898,148)
Warrants issued for release of redemption
  provision on preferred stock - series A             (1,291,912)          --
                                                     -----------    -----------

                                                     ===========    ===========
Net loss attributable to common shareholders         $(9,028,729)   $(3,542,712)
                                                     ===========    ===========

Denominator:
   Basic weighted average
   Common shares outstanding during the period:        5,607,356      5,338,687
                                                     -----------    -----------

Basic and diluted net loss per share                 $     (1.61)   $      (.66)
                                                     ===========    ===========

NOTE 4
------

On March 30, 2004, the Company closed an equity offering of $1,000 units consisting of one share of its Series B Preferred Stock, and a seven year warrant to purchase 1,334 shares of its common stock at $0.75 per share. Each share of the Series B Preferred stock converts into 1,334 shares of common stock. The cash received from the offering was $2,247,147 net of $149,853 of commissions and expenses or a total of $2,397,000. Additionally, holders of $4,226,000 of the Company's short-term notes converted these notes into the same $1,000 units. The proceeds were allocated to the preferred shares, warrants and beneficial conversion feature.

The amount allocated to the beneficial conversion feature exceeded the proceeds of the Series B preferred stock offering and as such, the Company recorded a discount on the preferred stock for the total face amount of the preferred stock totaling approximately $6,623,000. As the preferred stock was immediately convertible into common stock, generally accepted accounting principles require that the discount be fully amortized through retained earnings immediately as a dividend. As such, the Company recorded a dividend of approximately $6,623,000 during the three months ended March 31, 2004.

The holders of the Company's Series A Preferred Stock simultaneously voted to change the terms of the Series A Preferred and received seven year warrants to purchase 667 shares of common stock at $0.75 per share for each share of Series A Preferred outstanding. The primary changes were the elimination of the potential requirement that the Company repurchase the Series A Preferred and granting the Series B Preferred a $1,000 liquidating preference. Both the Series A and Series B shares vote on an as if converted basis.

A summary of the transactions of March 30 is as follows:

                          CONSIDERATION    SERIES B     COMMON SHARES  WARRANTS
                             RECEIVED    SHARES ISSUED   CONVERTIBLE    ISSUED
                             --------    -------------   -----------    ------

Subscriptions Received      $2,397,000         2,397      3,197,466    3,197,466
Notes Converted             $4,226,000         4,226      5,634,667    5,634,667
New Warrants to Series A    $     --            --             --      3,691,178
                            ----------    ----------     ----------   ----------
Totals                      $6,623,000         6,623      8,832,133   12,523,311
                            ==========    ==========     ==========   ==========

The net effect of these transactions increased cash $2,247,147, increased equity $12,007,147 (including the movement of the Mandatorily Redeemable Preferred Stock of $5,534,000 to permanent equity), and reduced current liabilities by $4,226,000.

The subscription agreements received for the Units sold in the March 30, 2004 close also required the subscribers to purchase an additional 961 units for $961,000 at such time as the Company sells 2300 of its RK3000 devices so long as that occurs prior to September 30, 2004.

Subscription agreements received in a separate offering of the units commit these subscribers to purchase 4,913 units for $4,913,000 payable after July 30, 2004 so long as the Company sells 2300 of its RK3000 devices prior to September 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------

This report contains forward-looking statements that relate to our business.

Such statements are not guarantees of future performance and actual results could differ materially from those expressed or implied in such statements as a result of certain factors, including those set forth in "Plan of Operation," and elsewhere in this report. All statements, other than statements of historical facts, included in this prospectus that address activities, events or developments that we expect, believe, intend or anticipate may occur in the future, including the following matters, are forward looking statements:

     o    timing of products and new product releases,

     o research and development expenditures, including the timing, amount and nature thereof,

     o    estimates of additional capital requirements,

     o    sales projections,

     o    repayment of debt,

     o    business strategies,

     o    product pricing and demand, and

     o    expansion and growth of business operations.

These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. These forward-looking statements are subject to risks and uncertainties, including those associated with:

     o    the availability of additional financing on favorable conditions,

     o    general economic, market and business conditions,

     o    the success of our engineering efforts,

     o    our ability to protect our intellectual property,

     o    business opportunities that may be presented to and pursued by us,

     o    changes in laws or regulations, and

     o    successful exploitation of our market opportunities.

Significant factors that could prevent us from achieving our stated goals include:

     o our inability to obtain financing for research and development, manufacturing, and marketing expenditures,

     o    our inability to compete against existing or future competitors,

     o    a substantial increase in the cost of our products,

     o    declines in the market prices for our products, and

     o    adverse changes in our target markets.

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

On March 30, 2004 the Company closed an equity offering of $1,000 units consisting of one share of its Series B Preferred Stock, and a seven year warrant to purchase 1,334 shares of its common stock at $0.75 per share. Each share of the Series B Preferred stock converts into 1,334 shares of common stock. The cash received from the offering was $2,247,147 net of $149,853 of commissions and expenses or a total of $2,397,000. Additionally, holders of $4,226,000 of the Company's short-term notes converted these notes into the same $1,000 units. The proceeds were allocated to the preferred shares and warrants and beneficial conversion based on the respective fair values of each.

The amount allocated to the beneficial conversion feature exceeded the proceeds of the Series B preferred stock offering and as such, the Company recorded a discount on the preferred stock for the total face amount of the preferred stock totaling approximately $6,623,000. As the preferred stock was immediately convertible into common stock, generally accepted accounting principles require that the discount be fully amortized through retained earnings immediately as a dividend. As such, the Company recorded a dividend of approximately $6,623,000 during the three months ended March 31, 2004.

The holders of the Company's Series A Preferred Stock simultaneously voted to change the terms of the Series A Preferred and received seven year warrants to purchase 667 shares of common stock at $0.75 per share for each share of Series A Preferred outstanding. The primary changes were the elimination of the potential requirement that the Company repurchase the Series A Preferred and granting the Series B Preferred a $1,000 liquidating preference. Both the Series A and Series B shares vote on an as if converted basis.

A summary of the transactions of March 30 is as follows:

                          CONSIDERATION    SERIES B     COMMON SHARES  WARRANTS
                             RECEIVED    SHARES ISSUED   CONVERTIBLE    ISSUED
                             --------    -------------   -----------    ------

Subscriptions Received      $2,397,000          2,397     3,197,466    3,197,466
Notes Converted             $4,226,000          4,226     5,634,667    5,634,667
New Warrants to Series A    $     --             --            --      3,691,178
                            ----------     ----------    ----------   ----------
Totals                      $6,623,000          6,623     8,832,133   12,523,311
                            ==========     ==========    ==========   ==========

The net effect of these transactions increased cash $2,247,147, increased equity $12,007,147 (including the movement of the Mandatorily Redeemable Preferred Stock of $5,534,000 to permanent equity), and reduced current liabilities by $4,226,000.

The subscription agreements received for the Units sold in the March 30, 2004 close also required the subscribers to purchase an additional 961 units for $961,000 at such time as the company sells 2300 of its RK3000 devices so long as that occurrs prior to September 30, 2004.

Subscription agreements received in a separate offering of the units commit these subscribers to purchase 4,913 units for $4,913,000 payable after July 30, 2004 so long as the Company sells 2300 of its RK3000 devices prior to September 30, 2004.

The decline in professional fees in 2004 as compared to 2003 reflects that the audits for the years ended December 2001 and 2002 were underway in the first quarter of 2003 while the audit for the year ended 2003 began after March 31, 2004, as funds were not available prior to that date.

Advertising and promotional fees declined in the first quarter of 2004 as compared with 2003 because in 2003 extensive work was done regarding brand, corporate logo, and name change, leading to extensive redevelopment work of the company's website. No such extensive work was undertaken in the first quarter of 2004 as funds were not available until after March 31, 2004.

The increase in general and administrative expenses for 2004 compared with 2003 was due to an increase in stock option expenses related to stock options granted in early 2004 to company consultants.

There was no expense for deferred financing costs in the first quarter of 2004, since they had been completely amortized prior to December 31, 2003.

Our Results of Operation
------------------------

Since the inception of our becoming a development stage company on January 1, 2001, our operations have consisted primarily of various start-up activities relating to our current business, including developing GPS technologies, building our strategic marketing plan, identifying and contacting potential customers in our target industries, recruiting personnel and raising capital. We have not had any revenues to date, and our expenses have consisted of research and development, sales and marketing and general and administrative expenses, resulting in an operating loss since January of 2001 as a development stage company through March 31, 2004 of $20,531,336.

Our Revenue Goals
-----------------

Initially, our marketing efforts will be directed towards the marine commercial and pleasure craft, oil and gas and recreational vehicle ("RV") markets. Sales of the RK3000 device to these markets will produce two revenue streams. The first is from the sale and installation of the device itself. The second is from the recurring monthly fees for our monitoring services, which will be sold under contracts ranging from one to three year terms.

Our immediate goal is to have revenue commence from the sale of the device in June 2004 and for monitoring services as soon thereafter as the devices are installed on end user's equipment. In this regard, we have entered into a two-year master distributor agreement that requires a minimum purchase during the first year of 6,500 RK3000 Units and minimum second year purchases of 9,700 units.

Based on our current pricing models, gross profit should average about $300 per device, the exact amount depending on the mix of units sold. Assuming a monthly fee of $32 to $89, the gross profit per unit on the recurring revenue should range between $10 and $44 per month, and the average per month is expected to increase as the number of units in use increases. This monthly service will also be sold at a discount under prepaid multiple year contracts which may offer us a source of additional funds in the short term.

Twelve Month Plan of Operation
------------------------------

On October 23, 2003, we executed our first Master Distribution and Sales Agreement with Sea Smart LLC, granting an exclusive agreement to distribute our RK3000 systems to the marine recreational industry and related governmental entities such as the US Coast Guard within a fixed territory which specifically includes North America and Australia. The initial term of the agreement ends December 31, 2004 with an approximately fixed minimum of a 50% increase above the number of units in the first year to 9,700 units during the follow-on 12 month period, with units to be delivered quarterly. We expect deliveries under this contract to begin in June 2004. Due to the delay in commencing shipments, it is likely the contract dates will be extended for six months.

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

As of May 11, 2004, SeaSmart had begun a several week field test of our RK3000 production unit. As soon as that is completed we expect them to place the first order for units under their contract. Since the SeaSmart contract effectively funds the manufacturing of our product, we will immediately commence that process to fill the first order. The SeaSmart agreement provides that upon placing the order they must pay one-third of the purchase price of the RK3000 systems with a second one-third due upon commencement of manufacturing. Based on the first anticipated order, these two payments cover 80% of the costs of the manufacturing. Since we have negotiated 30-day payment terms from our manufacturer and the final third of the purchase price is due upon delivery of the units to SeaSmart's customers, all costs of manufacturing and profit margins should be covered by way of these payments, unless there is a lengthy delay in the sale of the unit to SeaSmart' s customers. Pre-selling efforts have already begun and the Company anticipates ordering and shipping monthly on a timely basis to avoid any substantial inventory costs. The gross profit on the anticipated minimum sales of 500 units per month to SeaSmart, LLC will also contribute approximately $150,000 per month toward funding operating expenses.

Using the Company's monthly "burn rate" or use of funds, and our budget for changes and additional expenditures, there are sufficient funds on hand plus gross profit on anticipated unit sales to fund operation through August 2004. By that time, receipt of the second tranch of funds from the March 30 close is expected as well as funds from the second offering. However, as discussed above, receipt of funds from both these offerings is contingent upon the sale of 2,300 RK3000 units.

Therefore, it is imperative that this level of sales be achieved prior to August
30. In that regard the Company has developed a plan to sell at least 2,300 of units by early August. We expect the initial monthly order from Seatow for 500 units will be placed around June 1st. Immediately thereafter a "rollout" of the unit to different geographical regions and to Seatow's subscriber base has been planned. A marketing budget has been established and advertising material has been developed and ordered along with software to support the sales and marketing effort. An additional sales executive has been employed and meetings are being set up with dealers who will retail the devices. The Company will be a presenter at a trade show in early July where new products are introduced to wholesale buyers of marine products.

To help insure that the Company's expenditures do not exceed its available funds, an expenditures budget through August was developed. It minimizes certain expenditures such as administrative, where most personnel additions have been deferred until September and permits other expenditures, such as marketing, to be closely monitored to insure they are not exceeded.

The Company has begun to hire call center and technical support personnel as it is anticipated these services will be required by late June when the first installation of the units of vessels will begin. A manager is also being interviewed to be responsible for establishing and training a network of installers.

The Company is also in discussion to establish a relationship similar to the Seatow relationship with a firm in another industry. This relationship would involve both the RK3000 and the Company's satellite communication technology. To date the Company has made two presentations to this firm and we are in discussion as to the type of relationship to be entered into and the responsibilities of each party. If this relationship is completed it could offer another outlet for sales of our RK3000.

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

Additional activities, which will only begin after our product launch and receipt of the additional funds, include enhancing the capabilities of our RK3000 units by making them WiFi capable and to include communication with fixed high altitude satellites which we anticipate will help us control our costs and to update the hardware and software of our satellite communication technology. The oil and gas relationship is not expected to provide funding for these endeavors, but the relationship being developed outside oil and gas and marine pleasure craft industries may provide funding for product development.

Liquidity and Future Capital Requirements
-----------------------------------------

Our auditors included an explanatory paragraph in their opinion on our financial statements for the year ended December 31, 2003 to state that our losses, working capital deficit and net shareholder deficit at December 31, 2003 raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon receiving the additional capital as described above under "Twelve Month Plan of Operations" and achieving profitable operations through the manufacture and sale of our RK3000 product. We cannot assure you that our business plans will be successful in addressing this issue.

Since the inception of our current business plan, we have financed our operations primarily through private sales of our common stock, preferred stock and short-term notes. As of March 31, 2004, we had approximately $1,759,000 of cash and cash equivalents and a working capital deficit of $1,377,000

We concluded a sale of approximately $2.4 million of equity on March 30, 2004 with a second tranch of approximately $900,000 due after 2,300 RK3000 units have been sold. Subscriptions to a second equity offering of $4.9 million have also been received with proceeds due after July 30, 2004, but are also contingent on the sale of 2,300 RK3000 units. These initial proceeds will permit us to commence manufacturing and sale of our product, to reduce outstanding debt and other obligations by approximately $900,000 and provide sufficient additional working capital for several months of operations until the second tranch is received. The gross profit on the anticipated minimum sales of 500 units per month to SeaSmart, LLC will also contribute approximately $150,000 per month toward funding operating expenses.

Proceeds from the second tranch and the second offering will permit us to pay the remaining outstanding debt and other obligations as well as permit us to accelerate development of enhancements to our RK3000 unit and expand the marketing of those units beyond the marine pleasure craft industry. We will also be able to begin development and marketing of our satellite communication technology.

Item 3. Controls and Procedures

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

Randy S. Bayne, who serves as the Company's Chief Executive Officer, and Henry Houston, who serves as our Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) as of March 31, 2004, (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared. There were not significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II - OTHER INFORMATION

Item 2. Changes in Securities.

On March 30, 2004, the Company closed its offering of Series B Convertible Preferred Stock from which it received immediate proceeds totaling approximately $2,400,000 (2,400 Series B shares) with an additional approximately $960,000 (960 Series B shares) from those investors payable on the date that the Company confirms purchase orders for not less than 2,300 RK 3000 units. Additional conditional subscription agreements were received for a total of $4,913,000 (4,913 Series B shares) conditioned on confirmation of orders for not less than 2,300 RK 3000 units. The subscription price for this conditional investment is not payable before July 31, 2004.

Concurrent with the closing of the Series B Offering, noteholders holding notes payable for $4,226,000, all short-term debt, converted their notes to an additional 4,226 shares of Series B Preferred stock and will receive Series B warrants as set forth above.

Each Series B Preferred Share has a purchase price of $1,000 per share, is convertible at the option of the holder into 1,334 shares of common stock and has a preference in liquidation in the amount of the purchase price prior to the payment of a preference to any other security holder of the Company. The Series A shareholders then receive $1,000 per share and thereafter Series B holders will share equally with the holders of Series A until a total of $2,000 per share has been received by each. After both the Series B and Series A preferred shareholders have received their liquidation preferences, the Series B shares share pari passu with the Series A shareholders and the common shareholders in all other funds and property available for the payment of liquidation distribution as if all of the Series B and Series A shareholders had converted to common stock. In addition, for each share of Series B Preferred purchased the holder received a warrant to purchase an additional 1,334 shares of common stock at a purchase price of $0.15 per share for a period o seven (7) years. Holders of the Series B Prefer ed shares are entitled to vote on all matters which are brought before the shareholders of the Company on an as converted basis, therefore a holder of one share of Series B Preferred share votes as if he held 1,334 shares of common stock.

As a condition for waiving certain liquidation preferences, agreeing to fix the conversion right at $.75 per common share and waiving rights to "put" the Series A Preferred share to the Company, each holder of a share of Series A Preferred stock received warrants to purchase an additional 667 shares of the Company's common stock at a purchase price of $0.75 per share for a period of seven(7) years.

The offering and sale were made pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended: (i) No advertising or general solicitation was employed in offering the securities; (ii) the offerings and sales were made to a limited number of persons, all of whom were accredited investors; and (iii) transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933, as amended. In addition, the investors made representations, and we have made independent determinations, that all of the investors were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investments, and that they understood the speculative nature of their investment. All of the individuals and/or entities that purchased the unregistered securities were known to the Company and its management through pre-existing business or personal relationships, as long standing business associates, friends, employees, relatives or members of the immediate family of management or other shareholders. All purchasers were provided access to the material information which they requested and all information necessary to verify such information, and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no items submitted during the first quarter of the fiscal year to a vote of stockholders, through the solicitation of proxies, or otherwise.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  The following exhibits are furnished as part of this report:

          1.   Exhibit 10.1     Designation of Rights and Preferences of Series
                                B Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to Form 8-K filed
                                April 1, 2004, SEC file No. 333-106247.)

          2.   Exhibit 31.1     Certification required by Section 302 of the
                                Sarbanes-Oxley Act of 2002.

          3.   Exhibit 31.2     Certification required by Section 302 of the
                                Sarbanes-Oxley Act of 2002.

          4.   Exhibit 32       Certification required by Section 906 of the
                                Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K: None

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 21, 2004

                                             Remote Knowledge, Inc.


                                             By: /s/ Randy S. Bayne
                                             ----------------------
                                             Randy S. Bayne
                                             Chief Executive Officer