Form 10QSB
period 2004-06-30
REMOTE KNOWLEDGE INC
filed 2004-08-16
CIK 1059099

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2004

                       Commission File Number: 333-106247

                             Remote Knowledge, Inc.
                         f/k/a Varitek Industries, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                             74-1664837
 ------------------------------                            --------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification number)

              16360 Park Ten Place, Suite 200, Houston, Texas 77084
                --------------------------------------   --------
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

Yes [X]    No [  ]

     There were 6,444,915 shares of common stock, $.001 par value, outstanding as of June 30, 2004.

     Transitional Small Business Format (check one); Yes [ ] No [X]



                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

The unaudited condensed Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management together with related Notes. In the opinion of management, the condensed Financial Statements present fairly the financial condition of the Company.

                                   REMOTE KNOWLEDGE, INC.
                              (A DEVELOPMENT STAGE ENTERPRISE)
                                   CONDENSED BALANCE SHEET
                                         (UNAUDITED)



                                                                             JUNE 30, 2004
                                                                              ------------
                                           ASSETS
                                           ------
CURRENT ASSETS


   Cash and cash equivalents                                                  $     91,774
   Inventory                                                                        42,788
   Prepaid and other current assets                                                103,104
                                                                              ------------
                  Total current assets                                             237,666

PROPERTY AND EQUIPMENT, net                                                        636,905
                                                                              ------------

                  Total assets                                                $    874,571
                                                                              ============

                            LIABILITIES AND SHAREHOLDERS' DEFICIT
                            -------------------------------------

CURRENT LIABILITIES:
   Accounts payable - trade                                                   $    834,911
   Accrued expenses                                                              1,050,552
   Payable to shareholder                                                          132,150
   Notes payable                                                                   580,484
                                                                              ------------
                  Total current liabilities                                      2,598,097

SHAREHOLDERS' DEFICIT:
    Preferred stock - series A, $.001 par value; 15,000 shares authorized;
   5,299 shares issued and outstanding                                                   5
    Preferred stock - series B, $.001 par value; 13,500 shares authorized;
   6,623 shares issued and outstanding                                                   7
   Common stock, $.001 par value; 100,000,000 shares authorized; 5,908,668
      shares issued and outstanding                                                  6,404
   Deferred compensation                                                          (531,008)
   Additional paid-in capital                                                   46,450,128
   Accumulated deficit                                                         (10,234,380)
   Deficit accumulated during development stage                                (37,414,682)
                                                                              ------------
                  Total shareholders' deficit                                   (1,723,526)
                                                                              ------------

                  Total liabilities, mandatorily redeemable preferred stock
                     and shareholders' deficit                                $    874,571
                                                                              ============


               See accompanying notes to the condensed financial statements.

                                            -2-



                                               REMOTE KNOWLEDGE, INC.
                                          (A DEVELOPMENT STAGE ENTERPRISE)

                                         CONDENSED STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)



                                                                                                 PERIOD FROM JANUARY
                                                                                                       1, 2001
                                                                                                    (INCEPTION OF
                                      THREE-MONTH PERIODS ENDED        SIX-MONTH PERIODS ENDED    DEVELOPMENT STAGE)
                                     ----------------------------    ----------------------------         TO
                                       June 30,        June 30,        June 30,        June 30,        June 30,
                                         2004            2003            2004            2003            2004
                                     ------------    ------------    ------------    ------------    ------------
OPERATING COSTS AND EXPENSES:
   Advisory services                 $       --      $       --      $       --      $       --      $  4,169,146
   Research and development                82,434          39,157         113,675          97,355       4,152,800
   Loss on impairment of assets            53,261            --              --              --         1,578,507
   Professional fees                      146,443         134,126         165,253         413,540       1,809,608
   Advertising and promotion fees          14,496          73,750          44,591         227,749       1,207,288
   General and administrative
   expenses                               732,466         625,102       1,520,357       1,260,297       8,643,087
                                     ------------    ------------    ------------    ------------    ------------
            Total operating costs
            and expenses                1,029,100         872,135       1,843,876       1,998,941      21,560,436
                                     ------------    ------------    ------------    ------------    ------------

OTHER EXPENSE (INCOME):
   Interest expense                        92,180         464,492         391,228         790,751       2,608,876
   Amortization of deferred
   financing costs                           --           297,108            --           594,216       1,188,432
   Interest income                           (364)        (10,227)           (364)        (17,270)        (26,624)
   Other income                              --              --              --           (98,566)           (364)
   Debt forgiveness                          --              --              --              --        (1,384,978)
                                     ------------    ------------    ------------    ------------    ------------
            Total other expense
            (income)                       91,816         751,373         390,864       1,269,131       2,385,342
                                     ------------    ------------    ------------    ------------    ------------


Net Loss                               (1,120,916)     (1,623,508)     (2,234,740)     (3,268,072)    (23,945,778)

Effective Dividend Related to
Beneficial Conversion of  Series B
Preferred Stock                              --              --        (6,622,993)           --        (6,622,993)
                                     ============    ============    ============    ============    ============

Effective Dividend Related to
Beneficial Conversion of Series A
Preferred Stock                              --              --              --              --        (5,554,000)
                                     ============    ============    ============    ============    ============

Warrants issued for release of
redemption provision on preferred
stock - series A                             --              --        (1,291,912)     (1,898,148)     (1,291,912)
                                     ============    ============    ============    ============    ============

Net Loss Attributable to Common
Shares                               $ (1,120,916)   $ (1,623,508)   $(10,149,645)   $ (5,166,220)   $(37,414,683)
                                     ============    ============    ============    ============    ============

Net Loss Per Share:
     BASIC AND DILUTED               $       (.19)   $       (.30)   $      (1.74)   $       (.96)   $      (7.58)
                                     ============    ============    ============    ============    ============

Weighted Average Number of Shares
Used in Calculating Net Loss Per
Share:
     BASIC AND DILUTED                  6,014,186       5,360,703       5,841,514       5,379,589       4,934,035
                                     ============    ============    ============    ============    ============


                            See accompanying notes to the condensed financial statements.

                                                          -3-



                                                REMOTE KNOWLEDGE, INC.
                                           (A DEVELOPMENT STAGE ENTERPRISE)
                                          CONDENSED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)


                                                                                                        PERIOD FROM
                                                                                                      JANUARY 1, 2001
                                                                                                       (INCEPTION OF
                                                                          SIX-MONTH PERIOD ENDED        DEVELOPMENT
                                                                        ----------------------------     STAGE) TO
                                                                          JUNE 30,          JUNE 30,      JUNE 30,
                                                                            2004              2003          2004
                                                                        ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             $ (2,234,740)   $ (3,268,072)   $(23,945,779)
   Adjustments  to  reconcile  net loss to net cash used in operating activities:
      Accretion of debt discount                                             209,906         758,965       2,011,019
      Depreciation                                                            76,450          14,649         354,454
      Amortization of deferred financing costs                                  --           594,216       1,188,432
      Common stock issued for services                                          --           155,305       5,280,720
      Stock based compensation                                                91,775         139,406         631,609

      Common stock warrants issued for services                                 --              --            23,295

      Common stock options issued for services                               223,142            --           738,863
      Debt forgiveness                                                          --           (98,566)     (1,384,978)
      Impairment of long-lived assets                                         53,261            --         1,578,507
      Allowance for doubtful Account                                            --              --           173,028

      Expense offset against related party receivable                           --              --           126,972

      Charge off of receivable from sale of stock                               --              --           146,412
      Changes in assets and liabilities:
         Prepaid and other current assets                                    (92,324)          1,715         (70,608)
         Inventory                                                              --              --           (42,788)
         Accounts payable - trade                                           (350,743)        394,864       1,384,034
         Accrued expenses                                                     32,402         (36,306)        248,138
         Related party payable                                                  --              --           399,259
                                                                        ------------    ------------    ------------
                 Net cash used in operating activities                    (1,990,871)     (1,343,824)    (11,159,411)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions of fixed assets                                                 (58,230)        (72,886)       (775,803)

   Additions of intangible assets                                               --            (1,300)           --

   Deposit on property purchase                                                 --           (77,465)           --
   Related party receivable                                                     --            54,765        (300,000)

   Notes receivable                                                             --          (389,675)           --
                                                                        ------------    ------------    ------------
                  Net cash used in investing activities                      (58,230)       (486,561)     (1,075,803)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of notes payable                                                (309,000)        (31,500)       (485,000)
   Capital contributions                                                        --              --            27,900
   Proceeds from SMH note payable                                               --              --         1,500,000
   Proceeds from sale of common stock                                           --              --           903,800
   Proceeds from other notes payable                                         149,000       1,580,000       3,025,000
   Net proceeds from sale of mandatorily redeemable preferred stock             --              --         5,040,033

   Net proceeds from sale of series B preferred stock                      2,282,147            --         2,282,147
                                                                        ------------    ------------    ------------
                  Net cash provided by financing activities                1,548,500      12,293,880
                                                                                                           2,122,147

Net Change in Cash and Cash Equivalents                                       73,047        (281,885)         58,667
                                                                        ------------    ------------    ------------


CASH AND CASH EQUIVALENTS, beginning of period                                18,728         528,120          33,108
                                                                        ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                                $     91,774    $    246,235    $     91,774
                                                                        ============    ============    ============

NON-CASH TRANSACTIONS:
   Issuance of warrants for loans                                       $       --      $    828,922    $  2,011,019
   Issuance of common stock for related party debt                              --              --           888,832
   Issuance of common stock for debt                                            --           454,939       1,157,114
   Issuance of common stock for assets                                          --              --             8,000
   Conversion of accounts payable to notes payable                              --              --           766,484
   Contribution of capital by shareholders for financing costs                  --              --         1,188,432
   Issuance of common stock upon conversion of Preferred                     235,000            --           255,000
   Conversion of notes payable to equity                                $ (4,226,000)           --      $ (4,226,000)

                                                          -4-



NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The unaudited condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission
(the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of American have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements and notes should be read in conjunction with financial statements and notes thereto included in the Company's Annual Report on Form
10-KSB for the year ended December 31, 2003, which was filed with the SEC on May
19, 2004. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Remote Knowledge, Inc. as of June 30, 2004 and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

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

Had the Company used the fair-value-based method of accounting for the stock option plan prescribed by SFAS No. 123 and charged compensation expense against income over the vesting period based on the fair value of options at the date of grant, net income (loss) and earnings (loss) per share as reported would have been reduced to the following pro forma amounts:

                                                   THREE-MONTH PERIODS ENDED        SIX-MONTH PERIODS ENDED
                                                  ----------------------------    ----------------------------
                                                    June 30,        June 30,        June 30,        June 30,
                                                      2004            2003            2004            2003
                                                  ------------    ------------    ------------    ------------
Net loss attributable to common shareholders as
   reported                                       $ (1,120,916)   $ (1,623,508)   $(10,149,645)   $ (5,166,220)

Stock based employee compensation included in
   reported net loss                                    77,366          27,985          91,775         139,406
Total stock-based employee compensation expense
   determined under fair value based method for
   all options                                         (82,263)       (322,477)       (165,824)       (722,735)
                                                  ------------    ------------    ------------    ------------
Pro forma net loss                                $ (1,125,813)   $ (1,918,000)   $(10,223,694)   $ (5,749,549)
                                                  ============    ============    ============    ============
Basic and diluted loss per share
   As reported                                    $      (0.19)   $       (.30)   $      (1.74)   $      (0.96)
   Pro forma                                      $      (0.19)   $       (.36)          (1.75)   $      (1.07)

The Company used the Black-Scholes option pricing model to value stock options for all proceeds: with assumption of no expected dividend yield; expected volatility ranging from 94.5% to 301%; risk-free interest rates ranging from 3.45% to 5.0%; and expected lives of 3-7 years.



NOTE 3- SALE OF EQUITY
----------------------

On March 30, 2004 the Company closed an equity offering of $1,000 units consisting of one share of its Series B Preferred Stock, and a seven year warrant to purchase 1,333 shares of its common stock at $0.75 per share. Each share of the Series B Preferred stock converts into 1,333 shares of common stock. The cash received from the offering was $2,282,147 net of $149,853 of commissions and expenses or a total of $2,432,000. Additionally, holders of $4,226,000 of the Company's short-term notes converted these notes into the same $1,000 units. The proceeds were allocated to the preferred shares and warrants and beneficial conversion based on the respective fair values of each.

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

The net effect of these transactions increased cash $2,282,147, increased equity $12,042,147 (including the conversion of the Mandatorily Redeemable Preferred Stock of $5,534,000 to permanent equity), and reduced current liabilities by $4,226,000.

The subscription agreements received for the Units sold in the March 30, 2004 close also required the subscribers to purchase an additional 961 units for $961,000 at such time as the company sells 2300 of its RK3000 devices so long as that occurs prior to September 30, 2004.

NOTE 4- NET LOSS PER SHARE
--------------------------

Earnings per share (EPS) are computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Common stock equivalents of 2,870,500 for three months ended June 30, 2003 and six months ended June 30, 2003; and 34,950,940 for three months ended June 30, 2004 for the six months ended June 30, 2004 have been excluded from the calculation of weighted-average shares for purposes of calculating diluted net loss per share, as such inclusion is anti-dilutive.



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

FINANCIAL POSITION
------------------

On March 30, 2004 the Company closed an equity offering of $1,000 units consisting of one share of its Series B Preferred Stock, and a seven year warrant to purchase 1,333 shares of its common stock at $0.75 per share. Each share of the Series B Preferred stock converts into 1,333 shares of common stock. The cash received from the offering was $2,282,147 net of $149,853 of commissions and expenses or a total of $2,432,000. Additionally, holders of $4,226,000 of the Company's short-term notes converted these notes into the same $1,000 units. The proceeds were allocated to the preferred shares and warrants and beneficial conversion based on the respective fair values of each.

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

The net effect of these transactions increased cash $2,282,147, increased equity $12,042,147 (including the movement of the Mandatorily Redeemable Preferred Stock of $5,534,000 to permanent equity), and reduced current liabilities by $4,226,000.

The subscription agreements received for the Units sold in the March 30, 2004 close also required the subscribers to purchase an additional 961 units for $961,000 at such time as the company sells 2300 of its RK3000 devices so long as that occurs prior to September 30, 2004.

In addition to a line of credit for $200,000 has been secured from a bank guaranteed by a shareholder, and other shareholders have agreed to accelerate their subscriptions for the second tranch, and some of their subscriptions to the separate offering thereby waiving the requirement to sell 2,300 units.

Our Results of Operations
-------------------------

Since the inception of our becoming a development stage company on January 1, 2001, our operations have consisted primarily of various start-up activities relating to our current business, including developing GPS technologies, building our strategic marketing plan, identifying and contacting potential customers in our target industries, recruiting personnel and raising capital. We have not had any revenues to date, and our expenses have consisted of research and development, sales and marketing and general and administrative expenses, resulting in an operating loss since January of 2001 as a development stage company through June 30, 2004 of $21,560,436.

The decline in professional fees in the first six months of 2004 as compared to the same period in 2003 reflects that the audits for the years ended December 2001 and 2002 were underway in the first quarter of 2003 while the audit for the year ended 2003 began after March 31, 2004, as funds were not available prior to that date.

Advertising and promotional fees declined in the second quarter of 2004 and the first six months of 2004 as compared with those same periods in 2003 because in 2003 extensive work was done regarding brand, corporate logo, and name change, leading to extensive redevelopment work of the company's website. No such extensive work was undertaken in 2004.

The increase in general and administrative expense in the second quarter and the first six months of 2004 compared with those same periods in 2003 was due to an increase in stock option expenses related to stock options granted in early 2004 to company consultants, as well as increased staffing levels and payment to a former employee to settle employment contract litigation in the second quarter of 2004.

The decline in interest expense in the second quarter and the first six months of 2004 compared to the same periods in 2003 primarily reflects the amortization of debt discount beginning in February 2003 and ending on March 2004 related to notes sold as of January 31, 2003and April 15, 2003. In addition there was no expense for deferred financing costs in 2004, since their costs had been completely amortized prior to December 31, 2003.

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

Our immediate goal is to have revenue commence from the sale of the device in October 2004 and for monitoring services as soon thereafter as the devices are installed on end user's equipment.

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

Twelve Month Plan of Operation
------------------------------

We concluded a sale of approximately $2.4 million of equity on March 30, 2004 with a second tranch of approximately $900,000 due after 2,300 RK3000 units have been sold. Subscriptions to a second equity offering of $4.9 million have also been received with proceeds due after July 30, 2004, also contingent on the sale of 2,300 RK3000 units. The initial proceeds permitted us to continue product and system testing, to reduce outstanding debt and other obligations by approximately $900,000 and provide sufficient additional working capital for several months of operations to begin manufacturing. In addition a line of credit for $200,000 has been secured from a bank guaranteed by a shareholder, and other shareholders have agreed to accelerate their subscriptions for the second tranch, and some of their subscriptions to the second offering thereby waiving the requirement to sell 2,300 units. These funds will provide working capital through October 2004, permit us to finish product field testing, and commence sale of our products. At such time sales should have commenced and additional funds from the subscriptions will be available.

Proceeds from the second tranch will permit us to begin manufacturing, to pay the remaining outstanding debt and other obligations as well as permit us to accelerate development of enhancements to our RK3000 unit and expand the marketing of those units beyond the marine pleasure craft industry. We will also be able to begin development and marketing of our satellite communication technology.

To help insure that the Company's expenditures do not exceed its available funds, an expenditures budget has been developed through year end.

We began full implementation of our marketing program at the Marine Aftermarket Association Trade Show (MAATS) held July 9-11, 2004 in Las Vegas, Nevada. At the same time our former master sales and distribution agreement with Sea Smart LLC a wholly owned subsidiary of Sea Tow International, Inc. was cancelled by mutual agreement.

MAATS brings together suppliers and buyers in an intensive business-building format, which includes pre-scheduled buyer-supplier meetings, new product introductions and trade show exhibits. Buyers at MAATS represent more than 90% of the aftermarket purchasing volume in North America, as well as the most influential buyers from key boating markets around the world. Over 200 accessories aftermarket buyers including mass retailers, cataloguers, U.S. and international distributors, and accessory buyers from marine dealerships will be attending the convention.

We received what we believe was an excellent response to our product and its pricing from the show participants. As a result, we are negotiating contracts with several manufacturers representative organizations to represent us and several meeting dates to do full live demonstration of the RK3000 system to the marketing departments of large buying groups have been arranged. In addition we have signed a confidentiality agreement with a large marine electronic manufacturer and are discussing their marketing the product under a private label. We expect to receive our initial orders through these sources and that product deliveries to their customers will begin during the fourth quarter of 2004.

The Company has begun to hire call center and technical support personnel as it is anticipated these services will be required by October when the first installation of the units on vessels is expected to begin.

The Company is also in discussion to establish a relationship with a firm which would involve use of the Company's satellite communication technology in the recreational vehicle industry. To date the Company has made two presentations to this firm and held numerous discussions as to the type of relationship to be entered into and the responsibilities of each party.

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

Some limited work can be done regarding our satellite communication technology with our existing resources and personnel, but the most substantial work will have to be done after more funds are available.

The timing of additional activities and the penetration of other markets beyond those described immediately above depends primarily on the availability of funds from the second offering described above. We believe we can achieve cash flow break even including the costs of the additional personnel and expenses noted above at approximately 1000 units per month. We anticipate reaching that level of sales by the second quarter of 2005.

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

Liquidity and Future Capital Requirements
-----------------------------------------

Our auditors included an explanatory paragraph in their opinion on our financial statements for the year ended December 31, 2003 to state that our losses, working capital deficit and net shareholder deficit at December 31, 2003 raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon receiving the additional capital as described above under "Twelve Month Plan of Operation" and achieving profitable operations through the manufacture and sale of our RK3000 product. We cannot assure you that our business plans will be successful in addressing this issue.

Since the inception of our current business plan in 1998, we have financed our operations primarily through private sales of our common stock, preferred stock and short-term notes. As of June 30, 2004, we had approximately $90,000 of cash and cash equivalents and a working capital deficit of $2,360,000.

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

Randy S. Bayne, who serves as the Company's Chief Executive Officer, and Henry Houston, who serves as our Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) as of June 30, 2004, (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared. There were not significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II - OTHER INFORMATION

Item 2.    Changes in Securities - None


Item 4.    Submission of Matters to a Vote of Security Holders.

There were no items submitted during the second quarter of the fiscal year to a vote of stockholders, through the solicitation of proxies, or otherwise.

Item 6.    Exhibits and Reports on Form 8-K.

     (b)  The following exhibits are furnished as part of this report:

          1.  Exhibit 31.1    Certification required by Section 302 of the
                              Sarbanes-Oxley Act of 2002.

          2.  Exhibit 31.2    Certification required by Section 302 of the
                              Sarbanes-Oxley Act of 2002.

          3.  Exhibit 32      Certification required by Section 906 of the
                              Sarbanes-Oxley Act of 2002.

     (c)  Reports on Form 8-K: None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 16, 2004

                                            Remote Knowledge, Inc.


                                            By:  /s/  Randy S. Bayne
                                               --------------------------------
                                                      Randy S. Bayne
                                                      Chief Executive Officer