Form 10QSB
period 2004-09-30
REMOTE KNOWLEDGE INC
filed 2004-11-15
CIK 1059099

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended:

September 30, 2004

Commission File Number: 333-106247

Remote Knowledge, Inc.

f/k/a Varitek Industries, Inc.

(Name of small business issuer in its charter)

Delaware	74-1664837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

16360 Park Ten Place, Suite 200, Houston, Texas 77084

(Address of Principal Executive offices) (Zip Code)

Issuer’s telephone number: (281) 599-4800

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

There were 6,471,616 shares of common stock, $.001 par value, outstanding as of September 30, 2004.

Transitional Small Business Format (check one);    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The unaudited condensed Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management together with related Notes. In the opinion of management, the condensed Financial Statements present fairly the financial condition of the Company.

REMOTE KNOWLEDGE, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED BALANCE SHEET

(UNAUDITED)

SEPTEMBER 30, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,293
Inventory	170,345
Prepaid and other current assets	54,980

Total current assets	234,618

PROPERTY AND EQUIPMENT, net	606,374

Total assets	$840,992

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable – trade	$873,175
Accrued expenses	1,000,819
Subscription Deposits	700,000
Deposit on sales	23,000
Payable to shareholder	132,150
Notes payable	715,743

Total current liabilities	3,444,887

SHAREHOLDERS’ DEFICIT:
Preferred stock - series A, $.001 par value; 15,000 shares authorized; 4,877 shares issued and outstanding	5
Preferred stock - series B, $.001 par value; 13,500 shares authorized; 6,670 shares issued and outstanding	7
Common stock, $.001 par value; 100,000,000 shares authorized; 6,471,616 shares issued and outstanding	6,471
Deferred compensation	(476,810)
Additional paid-in capital	46,601,225
Accumulated deficit	(10,234,380)
Deficit accumulated during development stage	(38,500,413)

Total shareholders’ deficit	(2,603,895)

Total liabilities shareholders’ deficit	$840,992

See accompanying notes to the condensed financial statements.

REMOTE KNOWLEDGE, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE-MONTHS ENDED		NINE-MONTH S ENDED		PERIOD FROM JANUARY 1, 2001 (INCEPTION OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 2004
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
OPERATING COSTS AND EXPENSES:
Advisory services	$—	$—	$—	$—	$4,169,146
Research and development	4,691	9,454	118,366	106,809	4,157,491
Loss on impairment of assets	—	—	—	—	1,525,246
Professional fees	81,087	123,189	246,340	536,729	1,890,719
Advertising and promotion fees	62,890	28,892	107,481	256,641	1,270,178
General and administrative expenses	891,581	819,146	2,411,938	2,079,443	9,587,905

Total operating costs and expenses	1,040,249	980,681	2,884,125	2,979,622	22,600,685

OTHER EXPENSE (INCOME):
Interest expense	45,481	481,423	436,709	1,272,174	2,654,357
Amortization of deferred financing costs	—	297,108	—	891,324	1,188,432
Interest income	—	(8,170)	(364)	(25,440)	(26,988)
Debt forgiveness	—	800	—	(97,766)	(1,384,978)

Total other expense (income)	45,481	771,161	436,345	2,040,292	2,430,823

Net Loss	(1,085,730)	(1,751,842)	(3,320,470)	(5,019,914)	(25,031,508)

Effective Dividend Related to Beneficial Conversion of Series B Preferred Stock	—	—	(6,622,993)	—	(6,622,993)

Effective Dividend Related to Beneficial Conversion of Series A Preferred Stock	—	—	—	(1,898,148)	(5,554,000)
Warrants issued for release of redemption provision on preferred stock – series A	—	—	(1,291,912)		(1,291,912)

Net Loss Attributable to Common Shares	$(1,085,730)	$(1,751,842)	$(11,235,375)	$(6,918,062)	$(38,500,413)

Net Loss Per Share:
BASIC AND DILUTED	$(.17)	$(.32)	$(1.86)	$(1.30)	$(7.65)

Weighted Average Number of Shares Used in Calculating Net Loss Per Share:
BASIC AND DILUTED	6,480,480	5,414,754	6,056,057	5,330,239	5,033,281

See accompanying notes to the condensed financial statements.

REMOTE KNOWLEDGE, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE-MONTHS ENDED		PERIOD FROM JANUARY 1, 2001 (INCEPTION OF DEVELOPMENT STAGE) TO SEPT 30, 2004
	SEPT 30, 2004	SEPT 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,320,470)	$(5,019,914)	$(25,031,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	209,906	1,213,990	2,011,019
Depreciation	136,954	24,630	414,958
Amortization of deferred financing costs	—	891,324	1,188,432
Common stock issued for services	—	271,784	5,280,720
Stock based compensation	42,109	218,530	572,943
Common stock warrants issued for services	19,060	—	42,355
Common stock options issued for services	463,196	—	978,914
Debt forgiveness	—	(97,766)	(1,384,978)
Impairment of long-lived assets	77,819	—	1,603,065
Bad debt charge-off’s	—	174,016	173,028
Expense offset against related party receivable	—	—	126,973
Charge off of receivable from sale of stock	—	—	146,413
Changes in assets and liabilities:
Prepaid and other current assets	(44,199)	20,057	(22,483)
Inventory	(127,557)	—	(170,345)
Accounts payable – trade	(312,479)	481,442	1,431,298
Accrued expenses	17,928	(16,136)	233,664
Deposit on sales	23,000	—	23,000
Related party payable	—	—	399,259

Net cash used in operating activities	(2,814,733)	(1,838,043)	(11,983,273)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of fixed assets	(112,771)	(618,163)	(830,344)
Deposit on property purchase	—	—	—
Related party receivable	—	31,376	(300,000)
Notes receivable	—	—	—

Net cash used in investing activities	(112,771)	(586,787)	(1,130,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of notes payable	(309,000)	(126,000)	(485,000)
Proceeds from subscription deposits	700,000	—	700,000
Capital contributions	—	—	27,900
Proceeds from SMH note payable	—	—	1,500,000
Proceeds from sale of common stock	—	—	903,800
Proceeds from other notes payable	249,000	2,030,000	3,125,000
Net proceeds from sale of mandatorily redeemable preferred stock	—	—	5,040,033
Net proceeds from sale of series B preferred stock	2,278,069	—	2,278,069

Net cash provided by financing activities	2,918,069	1,904,000	13,089,802

Net Change in Cash and Cash Equivalents	(9,435)	(520,830)	(23,815)

CASH AND CASH EQUIVALENTS, beginning of period	18,728	528,120	33,108

CASH AND CASH EQUIVALENTS, end of period	$9,293	$7,290	$9,293

NON-CASH TRANSACTIONS:
Issuance of warrants for loans	$—	$828,922	$2,011,019
Issuance of common stock for related party debt	—	—	888,832
Issuance of common stock for debt	—	454,939	1,154,939
Issuance of common stock for assets	—	—	8,000
Conversion of accounts payable to notes payable	—	—	766,484
Conversion of accrued expenses to notes payable	35,259	—	35,259
Contribution of capital by shareholders for financing costs	—	—	1,188,432
Issuance of common stock upon conversion of Preferred	235,000	20,000	255,000
Conversion of notes payable to equity	(4,226,000)	—	(4,226,000)
Effective Dividend Related to Beneficial Conversion of Series B Preferred Stock	6,622,993	—	6,622,993
Warrants Issued for Release of Redemption Provision on Series A Preferred Stock	1,291,912	—	1,291,912
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	70,608	569	80,375

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of American have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements and notes should be read in conjunction with financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, which was filed with the SEC on May 19, 2004. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Remote Knowledge, Inc. as of September 30, 2004 and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

Had the Company used the fair-value-based method of accounting for the stock option plan prescribed by SFAS No. 123 and charged compensation expense against income over the vesting period based on the fair value of options at the date of grant, net income (loss) and earnings (loss) per share as reported would have been reduced to the following pro forma amounts:

	THREE-MONTHS ENDED		NINE-MONTHS ENDED
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net loss attributable to common shareholders as reported	$(1,085,730)	$(1,751,842)	$(11,235,375)	$(6,918,062)
Stock based employee compensation included in reported net loss	42,109	79,124	42,109	218,530
Total stock-based employee compensation expense determined under fair value based method for all options	(98,354)	(322,477)	(264,178)	(722,735)

Pro forma net loss	$(1,141,975)	$(1,995,195)	$(11,457,444)	$(7,422,267)

Basic and diluted loss per share
As reported	$(0.17)	$(.32)	$(1.86)	$(1.30)
Pro forma	$(0.18)	$(.37)	$(1.89)	$(1.39)

The Company used the Black-Scholes option pricing model to value stock options for all proceeds: with assumption of no expected dividend yield; expected volatility ranging from 94.5% to 301%; risk-free interest rates ranging from 3.39% to 5.0%; and expected lives of 3-7 years.

NOTE 3-CLOSE OF EQUITY

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

NOTE 4- NET LOSS PER SHARE

Earnings per share (EPS) are computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Common stock equivalents of 6,326,400 for three months ended September 30, 2003 and nine months ended September 30, 2003; and 35,220,508 for three months ended September 30, 2004 and for the nine months ended September 30, 2004 have been excluded from the calculation of weighted-average shares for purposes of calculating diluted net loss per share, as such inclusion is anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that relate to our business.

Such statements are not guarantees of future performance and actual results could differ materially from those expressed or implied in such statements as a result of certain factors, including those set forth in “Twelve Month Plan of Operation,” and elsewhere in this report. All statements, other than statements of historical facts, included in this prospectus that address activities, events or developments that we expect, believe, intend or anticipate may occur in the future, including the following matters, are forward looking statements:

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

The subscription agreements received for the Units sold in the March 30, 2004 close also required the subscribers to purchase an additional 961 units for $961,000 at such time as the company sells 2,300 of its RK3000 devices so long as that occurs prior to September 30, 2004. Additional subscription agreements were also received separately for the purchase of 4,913 units for $4,913,000 also at such time as the Company sold 2,300 of its RK3000 devices.

On August 30, 2004 the Company received subscription agreements for 6,000 new units consisting of one share of Series B preferred stock and warrants to purchase 4,000 shares of common stock at $0.75 per share. These agreements cancelled the subscriptions for 240.5 of the 961 units noted above plus all of the 4,913 units noted above. The 6000 units are to be purchased in three tranches; 1,250 units currently, 2,500 units upon sale of 100 RK3000 devices and 2,250 units upon sale of 400 more RK3000 devices. Subscription payments of $700,000 were received prior to September 30, 2004 and recorded as a deposit in the liability section since all of the funds for the first tranche have not yet been received and no additional shares were issued. In October, an additional $325,000 was received on these subscriptions along with another 100 unit subscription and $100,000 payment. A stock certificate and warrant were issued for this latter subscription. Also during October new subscriptions and payments were received for the purchase of 367.5 additional new units, which cancelled agreements to purchase 367.5 of the 961 units noted above. These agreements were fully funded as no tranches were utilized and the stock and warrants were issued. The subscriptions for the remaining 353 units of the original 961 units have terminated under their terms and it is unknown if those subscribers will agree to any additional funding.

In addition, a line of credit for $200,000 has been secured from a bank guaranteed by a shareholder.

Our Results of Operations

Since the inception of our becoming a development stage company on January 1, 2001, our operations have consisted primarily of various start-up activities relating to our current business, including developing GPS/communications technologies, building our strategic marketing plan, identifying and contacting potential customers in our target industries, recruiting personnel and raising capital. We have not had any revenues to date, and our expenses have consisted of research and development, sales and marketing and general and administrative expenses, resulting in a net loss since January of 2001 as a development stage company through September 30, 2004 of $25,031,533.

The decline in professional fees in the first nine months of 2004 as compared to the same period in 2003 reflects that audits for two years ended December 2001 and 2002 were undertaken in early 2003 while the audit for only one year ended 2003 was undertaken in 2004. Also, additional extensive legal work was undertaken during 2003 to file the Company’s SB-2 registration statement originally filed in June 2003 and which was declared effective in early 2004.

Advertising and promotional fees declined in the first nine months of 2004 as compared with that same period in 2003 because in the early part of 2003 extensive work was done regarding brand, corporate logo, and name change, leading to extensive redevelopment work of the company’s website. No such extensive work was undertaken in 2004. However, the increase in such expenses in the three months ended September 30, 2004 as compared with 2003 reflects trade show expenses for shows in July and October of 2004.

The increase in general and administrative expense in the third quarter and the first nine months of 2004 compared with those same periods in 2003 reflect the increased staff and their support costs, e.g. payroll taxes, insurance, rent, phones, all related to the launch of the Company’s product that began in the second quarter of 2004 after the additional equity was raised. These cost increases were partly offset in the third quarter of 2003 by the $173,000 write off of the note receivable from Z-Link.

The decline in interest expense in the third quarter and the first nine months of 2004 compared to the same periods in 2003 primarily reflects the amortization of debt discount beginning in February 2003 and ending in March 2004 related to notes sold as of January 31, 2003 and April 15, 2003.

There was no expense for deferred financing costs in 2004, since these costs had been completely amortized prior to December 31, 2003.

Our Revenue Goals

Initially, our marketing efforts will be directed towards the marine recreational commercial maritime, oil and gas and recreational vehicle (“RV”) markets. Sales of the RK3000 device to these markets will produce two revenue streams. The first is from the sale and installation of the device itself. The second is from the recurring monthly fees for our monitoring services, which will be sold under contracts ranging from one to three year terms.

Our first revenue from the sale of the device will be recorded in October 2004, reflecting the sale of 10 units in Brazil.

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

Twelve Month Plan of Operation

We concluded a sale of approximately $2.4 million of equity on March 30, 2004 with a second tranch of approximately $900,000 due after 2,300 RK3000 units had been sold. These initial proceeds permitted us to continue product and system testing, to reduce outstanding debt and other obligations by approximately $900,000 and provide sufficient additional working capital for several months of operations. In addition a line of credit for $200,000 was secured from a bank guaranteed by a shareholder.

On August 30, 2004 the Company received subscription agreements for $6,000,000 for 6,000 new units consisting of one share of Series B preferred Stock and warrants to purchase 4,000 shares of common stock at $0.75 per share. These agreements cancelled earlier subscriptions for 5,153 units for $5,153,000. The 6,000 units are to be purchased in three tranches; 1,250 units currently, 2,500 units upon sale of 100 RK3000 devices and 2,250 units upon sale of 400 more RK3000 devices. Proceeds of $700,000 from these subscriptions were received prior to September 30, 2004, and during October an additional $325,000 was received on these subscriptions plus another 100 unit subscription along with its $100,000 payment. During October new subscriptions and payments were received for $367,500 for the purchase of 367.5 additional new units, which cancelled earlier subscriptions to purchase 367.5 units for $367,500. These agreements were fully funded and no tranches were utilized Funds from both of these sources will provide working capital through November 2004, permit some additional paydowns on outstanding liabilities allowing us to begin updating our satellite communication system to ready it for market, and commence manufacture and sale of our products. At this time sales should have commenced and additional funds from the second and third tranches of the subscriptions will be available.

Proceeds from the second and third tranch will provide additional working capital, permit us to continue to manufacture, to pay the remaining outstanding debt and other obligations, continue development and marketing of our satellite communication technology, as well as permit us to accelerate development of enhancements to our RK3000 unit and expand the marketing of those units beyond the marine pleasure craft industry.

To help insure that the Company’s expenditures do not exceed its available funds, an expenditures budget has been developed through year end and through 2005, and is being monitored monthly.

We began full implementation of our marketing program at the Marine Aftermarket Association Trade Show (MAATS) held July 9-11, 2004 in Las Vegas, Nevada.

We received what we believe was an excellent response to our product and its pricing from the show participants. As a result, we have negotiated a contract with a major manufacturers representative organization to represent us primarily to OEM’s. A distribution agreement has been signed with a sales organization in the Houston area and they have agreed to order a minimum of 150 units during the next 12 months. In addition we have signed a confidentiality agreement and have begun a pilot program with a large marine electronic manufacturer to demonstrate our product to them.

A pilot program has also been initiated to demonstrate the product to several governmental agencies and commercial interest in Brazil. Eleven RK3000 devices were shipped to Brazil in October to begin the program. This program, if successful, has the potential to lead to substantial orders during 2005.

We continued our marketing launch by exhibiting at the IBEX show in Miami, Florida on October 25 thru 27. IBEX is a venue for OEM’s to see new products and order their accessories for the coming year. Again we received an excellent response to our product and are in the process of working with two manufacturers for product orders. In addition a meeting is scheduled the second week of November with a major boat manufacturer to discuss the steps necessary to place the RK3000s on their products.

The Company is also continuing its discussion to establish a relationship with a firm which would involve use of the Company’s satellite communication technology in the recreational vehicle industry and these discussions have been expanded to potential sale of the RK3000 product in Brazil to the retail market in addition to the separate pilot program discussed above.

The Company’s verbal understanding with Stallion Oil Field Services as to an undertaking to sell communication services in the oil and gas industry using our satellite communication technology continues to progress. The terms have been put in a draft form by counsel. The terms include Stallion using the services in their own operation and Stallion and the Company joining efforts to market the communication services to other oil field service companies and oil and gas operating companies. Before any sales can commence however, some required updating of both the hardware and software has been undertaken and will likely require several months to complete.

The timing of additional activities and the penetration of other markets beyond those described immediately above depends primarily on the availability of funds from the second and third tranches described above. We believe we can achieve cash flow break even at approximately 1,000 units per month. We anticipate reaching that level of sales during the second half of 2005.

Additional activities, which will only begin after our product launch and receipt of the additional funds, include enhancing the capabilities of our RK3000 units by making it interact with additional equipment on the vessel, making it WiFi capable and able to communicate with fixed high altitude satellites which we anticipate will help us control our costs and to update the hardware and software of our satellite communication technology.

Liquidity and Future Capital Requirements

Since the inception of our current business plan in 1998, we have financed our operations primarily through private sales of our common stock, preferred stock and short-term notes. As of September 30, 2004, we had approximately $9,000 of cash and cash equivalents and a working capital deficit of $3,210,000.

Our auditors included an explanatory paragraph in their opinion on our financial statements for the year ended December 31, 2003 to state that our losses, working capital deficit and shareholder’s deficit at December 31, 2003 raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon receiving the additional capital as described above under “Twelve Month Plan of Operation” and achieving profitable operations through the manufacture and sale of our RK3000 product. We cannot assure you that our business plans will be successful in addressing this issue.

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

Randy S. Bayne, who serves as the Company’s Chief Executive Officer, and Henry Houston, who serves as our Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) as of September 30, 2004, (the “Evaluation Date”) concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared. There were not significant changes in the

Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II - OTHER INFORMATION

Item 6. Exhibits.

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

Date: November 15, 2004

Remote Knowledge, Inc.

By:	/s/ RANDY S. BAYNE
Randy S. Bayne
Chief Executive Officer