Form 10KSB
period 2004-12-31
REMOTE KNOWLEDGE INC
filed 2005-03-31
CIK 1059099

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-106247

Remote Knowledge, Inc.

(Name of small business issuer in its charter)

Delaware	74-1664837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3657 Briarpark, Suite 100, Houston, Texas 77042

Address of principal executive offices, including ZIP Code

Issuer’s telephone number: (281) 599-4800

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered under Section 12(g) of the Exchange Act:

$.001 par value common stock

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

The issuer’s revenues for its most recent fiscal year ended December 31, 2004 were $43,730.00.

The aggregate market value of the 3,778,741 shares of the issuer’s outstanding common stock held by non-affiliates of the issuer was $3,022,993 as of March 15, 2005. The stock price for computation purposes was $0.80 per share which was the closing price on March 15, 2005, the last reported sale price for our common stock.

The issuer had 6,808,425 shares of its common stock issued and outstanding as of March 15, 2005, the latest practicable date before the filing of this report.

Remote Knowledge, Inc.

PART I

Item 1. Description of Business.

Remote Knowledge, Inc. is a Houston, Texas based company that develops, markets and delivers end-to-end communications and innovative asset management solutions to remote locations. Enabled by its proprietary telematics technologies, Remote Knowledge provides real-time connectivity and monitoring services to assets located remotely from their owners or users via two-way wireless data transfer and GPS. We also own a proprietary satellite communications system and earth station which will provide communication, including high-speed Internet, VOIP, fax and two-way data transmission to remote areas. Remote Knowledge’s products are designed to service the marine pleasure craft, commercial maritime, oil and gas production, construction, agriculture and recreational vehicle industries.

Summary of Telematics Products and Services Description:

We currently distribute and service asset management systems to the marine recreational and oil and gas production industries. The system consists of a device which when attached to any mobile or stationary asset can monitor and record an extensive number of conditions on a 24 hour 365 day basis, and send alerts should those conditions change. The device can be used to send and receive text messages and it also sends the location of mobile assets using GPS, cellular and satellite technologies. Devices such as ours are referred to as “telematics”, the rapidly emerging market for mobile communications that combine two-way wireless data transfer with GPS technology to deliver location based connectivity. A particular advantage is our system’s ability to monitor, control and inform authorized parties on an extensive number of conditions which are unique to each asset served as defined by the customer as a value need to their respective application. This ability to scale on demand provides for the system to monitor, for example, items such as high water, and engine diagnostics in the recreational marine industry while with virtually the same system monitor and control pumping equipment malfunction, fluid and gas flow rates, and pressures in the oil and gas production industry.

Another key aspect of the systems is its dual communications architecture providing for seamless global coverage while delivering an economic advantage to the end-user. The device communicates in the U.S. markets via the Sprint CDMA network first and in the event no cellular coverage is available the system will switch to its Iridium satellite modems which can be accessed from almost any spot on earth. This technique allows for least cost routing and ultimate savings to our end-users as well as a cost advantage fore the Company when uploading new software updates to our systems world wide. In concert with the robust nature of our field hardware, our proprietary data center called Knowledge Bank is another key aspect of the company’s turn-key telematics solution. The device wirelessly communicates with servers located in our facilities which host our data center operations. The information stored in the Knowledge Bank can be retrieved by the end user from any web portal by simply entering their password and ID. The user can then look at real time or historical data from the asset or multiple assets in the case of fleet operators. The customers have the flexibility to define contact points for specific conditions which may arise and update their password access and profile upon demand. In the case of condition monitoring, once information is received from a device our database, based on the individual customer’s unique profile and in accordance with other predetermined instructions from the asset’s owner will send a message via phone, fax or page to the appropriate contact. In addition, the company offers a 24/7 staffed call center to all customers as an option for additional support.

Our revenue will be derived primarily from both the sale of the devices and from monthly recurring revenue received from customer subscriptions to our monitoring services. Ancillary revenue will be derived from hardware accessory (sensor) sales and customized or private label call center support services. Future revenue from our telematics services might also be derived from the historical data collected and stored in the Knowledge Bank.

Our history:

We were founded as a proprietorship in 1939 as Bayne TV & Appliance, a consumer electronics company in the Houston metropolitan area. In 1972, we organized as a corporation in Texas. In 1998, our President identified an opportunity in the emerging telematics market. As part of our new business plan, in 1998 Jade Technologies, a public shell corporation, merged into us and we changed our name to Varitek Industries, Inc. In 2000, we decided to leave the consumer electronics industry and enter the global asset management segment of the telematics industry. On December 28, 2000, we sold the television and appliance business to Harry Bayne, a director and founder of our Company.

At our shareholders’ meeting held on August 20, 2003, we received approval for the reorganization of Varitek as a Delaware corporation through a merger of Varitek into a newly formed Delaware corporation known as Remote Knowledge, Inc. In July, 2004 we began trading on OTC Bulletin Board under the symbol RKNW.

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

In 1999, we acquired Locator International, a research and development company in California that had developed new telematics technology. We employed the developer of the Locator technology to guide 29 engineers and 2 consulting scientists through the early technology phase of our business plan and develop the alpha version of our initial telematics product.

In August 2001, we entered into a contract with Lockheed Martin Space Operations to develop a beta version of our telematics device and ultimately a device for the commercial market. In December 2001, we conducted a successful trial of our beta product and in February 2002, we manufactured a number of beta devices.

During the third and fourth quarters of 2002, we entered into several successful pilot programs for the continued testing of the beta product as a system with prospective customers, including a pleasure craft OEM, a transit authority, and a police department and completed our marketing strategy. In conjunction with final testing of our beta product, we also tested the functionality of our data center. These pilot programs and testing indicated a need for several enhancements to the beta product including most importantly the need for satellite communication.

We retained an independent engineer, Mr. Mark Sullivan to add these enhancements including digital rather than analog communication, LIN bus technology (the means by which we link our central processing unit to a host of sensor points) and to install a LEO (low earth orbiting) satellite communication alternative. This work was completed in mid 2004. Mr. Sullivan has been employed by Niobrara, a company in which he is the principal shareholder and which has been contracted to continue further development of our telematics device beginning in 2005.

In October, 2003 a two-year sales and master distributor contract was executed with Sea Tow Services International, Inc. The agreement granted SeaTow an exclusive agreement to distribute our RK3000 systems to the marine recreational industry, in North America and Australia, and provided for SeaTow to purchase at least 6500 units during the first year. The contract was mutually terminated in May, 2004, before any sales were recorded. The company then embarked on its new marketing strategy of using its own marketing staff, selling to aftermarket distributors, OEM boat manufacturers, and OEM marine electronics manufacturers. In this regard, several hundred units have been manufactured and are available for sale or use in pilot programs with OEM’s.

We have generated essentially no revenues from our telematics business since the inception of our current business plan in 1998. See discussion of our financial condition in “Our Current Plan of Operation.”

Satellite Earth Station and Communication Software Purchase:

In February 2003, we loaned Cislunar Networks Corporation $389,000 and under the loan agreement obtained the rights to acquire their assets. In September 2003, we closed the acquisition of certain assets of Cislunar consisting of their satellite earth station and all of their technology and software associated with their satellite transmission products.

These assets may allow us to reduce and better control operating costs in future models of our device by using fixed high earth orbit satellites rather than low earth orbit satellites, and the technology may also enable us to add such features as high-speed mobile Internet access to our device.

Using this acquired technology we also plan in the future to market, to remote areas where it is not currently available, high-speed Internet data and voice transmission.

Our Current Markets

Our Products and Services for the Commercial Maritime and Marine Pleasure Craft Industries

We market our asset management system to the commercial maritime and marine pleasure craft industry currently in the US domestic and Brazilian markets under the trade name RK3000 or in some cases under a customers private label brand. We currently have two wholesale distributors as well as four pilot programs in progress with a marine/service provider, an electronics OEM, a division of a boat manufacturer and a pilot program in Brazil in progress. We are also in the process of establishing additional retail dealers.

The RK3000 will be sold to dealers and distributors for $1,500 to $2,600 depending on whether the system has satellite communications capability. The subscription monitoring service will be sold to end users at fees ranging from$10 to $87 per month depending on level of services desired.

D&J Marine, Inc. is our wholesale distributor selling to retailers and end users in the Texas Gulf Coast Area. They are a non-stocking distributor and distribute to the regional retails and marinas along the Texas Gulf Coast. D&J provides commission based territory sales reps and installers trained and certified by the company.

SouthCo Marine is our wholesale distributor in the Southeastern U. S. representing us to OEM’s, such as boat builders and equipment suppliers in the recreational market. A unique service function the RK3000 is performing as part of Southco’s product offering is to remotely control vessel equipment such as air conditioners and ice machines so that for instance they could be activated before the owner arrived at their vessel. SouthCo is also assisting us in securing retail dealers in Florida and the Southeast U.S.

We have re-established our relationship with Sea Tow International, Inc. who will sell our device under their private label brand “Sea Smart”. Their customer base will include Sea Tow’s worldwide on-water service fleet and their over 150,000 members. In addition, Sea Tow will have territory protection and exclusive rights to distribute the Sea Smart label via the Boaters World retail outlets across the US. Sea Tow will also act as Remote Knowledge’s preferred on-water service provider and will handle the emergency vessel response for all Remote Knowledge customers. Calls for assistance from the “Sea Smart” units and RK3000 systems will be routed by our data bank directly to Sea Tow’s call center. We expect to deliver their first order of units in the next month, at the completion of a 30 day pilot program currently underway.

We are beginning a pilot program with FLW, the freshwater and saltwater tournament fishing division of Genmar. This program is designed to demonstrate the functionality, flexibility, and adaptability of our system to numerous uses and its ability to work in conjunction with other equipment. Successful completion of the pilot program at the end of this year’s freshwater tournaments in July we believe could lead to use of the system in this year’s remaining saltwater tournaments and to use in the 2006 freshwater tournament season.

Remote Knowledge and Raymarine have agreed upon a pilot program and will commence testing for an undisclosed period of time shortly. The two companies have drafted a pilot program which, if we succeed in our efforts, will lead to a Letter of Intent to form a market-partner relationship. The goal of the program will be to test our platforms capability to perform remote communications, monitoring, as well as command and control of their on-board vessel integration initiatives while also developing a new on-board user interface terminal proprietary to our respective technologies. Vessel integration or a “smart boat” is the technology goal of the marine industry; marine intelligence is the reality of Raymarine. All in one control systems which allow electronic components, electrical systems, and engine interfaces to all integrate into a central bus system providing seamless control on-board has been a growing trend in the industry. This industry movement has become evident as all of the component manufacturers, engine manufacturers and control systems manufacturers are currently moving towards developing an integration standard. The ability to have on-board electronics and propulsion systems tied into one data collection point and then being able to access the information real-time and/or historically from any location on earth is the goal of all major marine manufacturers. To that end, our pilot program will seek to prove our capabilities and viability in hopes of moving forward with Raymarine in pursuit of delivering the digital vessel.

We entered into a pilot program with a subsidiary of Houston Energy Services (“HESCO”) for the purposes of ascertaining the Brazilian commercial marine market potential for our RK3000 systems. The program will demonstrate the RK3000’s capabilities to various commercial groups in Brazil. The program commenced in October 2004 and at the request of HESCO has been extended until July, 2005. The program called for the purchase of ten RK3000 units with a total cost of $23,000.00 USD. During our work with HESCO, several key factors for success were identified. An example of two such factors is discussed below:

•	Call Center: One issue of importance for this program’s success is to establish a call center operation, which could service both the government and commercial groups interests who are involved. HESCO has secured a relationship, as part of the pilot, with the Brazilian Navy which manages a tactical response center for all of the Brazilian coastal waters. For participating groups like, FEPERJ, ONIP, and DPC, and all other commercial Brazilian maritime organizations, having a recognized call center operation in place for the region will prove a long-term value-add to the success of our efforts. The added benefit of Brazilian governmental involvement has substantial value to the acceptance of our technology for the maritime community in Brazil.

•	Addressing the Regions Concerns: To gain acceptance on a broad scale, it is a goal of HESCOSUL to involve as many commercial and governmental associations as possible in order to gain approval from the controlling entities working in the Brazilian maritime industry. The goal is to involve the groups who could assess the capabilities of the system and determine if it addresses the concerns of the maritime industry. Concerns such as coastal security, fleet logistics, environmental management, advanced fisheries management, and offshore oil related issues are at the heart of the Brazilian maritime demand drivers. Technology, which can inexpensively adapt to each of the groups requirements and address their information collection and distribution needs is essential.

The RK3000 System Product and Services Description

The RK3000 is a self-contained unit that houses software and communications applications to form a complete mobile computing and communications device. This device is also designed with an industry standard interface that will allow an asset’s own monitoring equipment (including, but not limited to, engine diagnostics, intrusion detection, onboard systems controls and temperature sensors) to interface with the RK3000. A user interface terminal device which is similar to a personal digital assistant (“PDA”) is included with each RK3000 system, this appliance permits the operator to determine which functions are armed or disarmed as well as receive and send email in the form of “short text messages”. When the RK3000 is combined with the use of our data center, known as “knowledge bank” and our staffed contact and response center, known as “knowledge central,” it provides a system which will satisfy numerous customer objectives and needs including but not limited to, asset tracking, reduction of losses due to theft, increased personal security and early detection and alert to problems such as critical power failures and critical system malfunctions. This functionality also allows the OEM or secondary vendors to enhance the value of the products they provide by being able to use the telemetry features of RK3000 to transmit to the “knowledge bank” or their own contact and response center critical information about a mechanical system’s functions and properties.

Our service offerings include:

•	Alerts (active/not active, thresholds, priority).

•	Trip tracking (on/off, begin/end, breadcrumb trail tracking — the method by which you follow the dotted trail of the asset on your computer screen).

•	External power disconnect alert and internal battery low sleep mode.

•	Customer interaction available through a secure web interface.

•	Single and multiple asset current location status.

•	Single asset real time tracking.

•	Detailed and highly functional land and nautical map.

•	Single asset historical maps to include, location data, alert history and message history.

•	Customer configurable alert notifications.

•	Customer initiated alerts such as vessel assistance.

•	Geo fencing - Alerts are sent and enhanced tracing is commenced. Should an asset deviate from its appointed route or location.

Our Products and Services for the Oil and Gas Production Industry

We currently offer our asset management system to the oil and gas production industry through a marketing agreement with Nicolas Consulting Group, Inc. (“NCG”) located in Midland, Texas. They engineer and install systems in oil and gas fields to improve their operating efficiency and enhance productivity. Our system supplies communications between the field location and field operator’s office as part of NCG’s total system installation. Our system will be used in two forms. One is a specialized unit developed to be a part of a large multi well field monitoring and control system. The second form is a standard device marketed under the trade name RKOG200. It will serve as the monitoring and communication device to the operator’s office for single wells or for several wells located in proximity to one another

System Description

Our expertise lies in our ability to combine global positioning technology with data content management and communication technologies to provide an economic yet flexible and comprehensive global asset management system which can scale to meet our customers unique application requirements.

In developing our proprietary technology, we have engineered the device with the following competitive features:

Upgradeable. This feature addresses one of the most difficult problems in the telematics industry today, hardware obsolescence. We offer our customers the ability to remotely download functionality changes to the device, thereby prolonging the useful life of the hardware component for the customer and allowing us to retain our customer base for a long period.

Communications Flexibility. The ability to communicate from or to any remote location on earth is a key advantage of our product, however accomplishing this in an economic way is a market differentiator. The system is offered in cellular only, Satellite only or with both platforms for those mobile assets which can move in and out of cellular coverage. The system, for cost efficiency, defaults to the cell side and only transitions to satellite should it lose cell signal. This is transparent to the end-user and allows for seamless global coverage in an economical offering.

Onboard Memory. The device can continue collecting data on 16 megabits of memory even while out of contact with a communications medium, which reduces power consumption.

Battery Back-Up. The device with cellular only communication will continue to operate for up to two hours even after a loss of the primary power source, alerting the knowledge bank that a critical change in status has occurred. This battery can also be used in a “sleep and check in mode” for up to six months if so programmed.

Input/Output Flexibility. The device is designed via its LIN bus technology to accommodate a wide range of peripheral devices to enable monitoring of multiple external conditions. It can receive input through a signal that is either discrete or continuous.

Environmental Qualifications. The device has been designed to meet or exceed marine manufacturing standards and is watertight and petroleum resistant. Full communications and electronic performance is guaranteed from -40 degrees C to +85 degrees C. In addition, it is easily attachable to many surfaces. All these features allow it to be placed in a variety of places on assets and withstand many environmental factors while operating at peak performance.

Security of the device. The device is safe from many threats to its operating abilities. The device can be installed virtually anywhere, including places where it cannot be detected by the general public.

The device consists of an on-board GPS microprocessor capable of executing complex instructions in a “real time” environment. In addition to the robust computing power the device hosts 16MB of RAM for data collection and storage. The device is designed with 32 Input/Output channels; however, with the unique implementation of LIN bus technology and its linear implementation the number of Input/Output channels are potentially unlimited. To ensure a fast and reliable communication link, the device transmits data via an embedded dual modem array. The satellite carrier will be the Glohalstar GSP I620™ duplex satellite modem manufactured by Qualcomm™ or the Iridium satellite communication board manufactured by Motorola. The satellite modem links the device to the data center via communication over a LEO satellite system. The cellular carrier is the Novatel Expedite C201™ COMA modem operating on the Sprint™ PCS Network.

The device operates using a standard 12VDC supply from the host asset. The power and Input/Output interface is a Micro CPC connector. This provides maximum flexibility and ease of install. When there is no power available or a loss of host power, the device is equipped with an integrated battery circuit supplying approximately 130MA at 12V (1.56 watts). This affords the device an uninterrupted supply of battery power for approximately two hours of continuous use. The device enclosure is fabricated from an aluminum extrusion with end caps maintaining an ingress protection. The device has an operating temperature range between -20° C to +50° C, a storage temperature range of -40° C to +60° C (less than 1 month), and a relative humidity range of 5% to 95% non condensing.

It is designed to provide end-users value added resellers or, VARs, dealers, and OEMs with positioning, monitoring, information gathering and remote-operation solutions. We designed the device with an open architecture system that is remotely accessible via upload, to allow our personnel to easily make modifications to meet our customer’s evolving requirements. Each device can be fitted with a number of binary and amplitude input devices to allow asset owners to monitor a number of different operating statistics, such as engine diagnostics, intrusion detection, onboard systems controls and temperature sensors.

The second key element of our system is our data center called the knowledge bank, which consists of numerous servers operated by our proprietary software located in two redundant facilities in Joplin, Mo. Our servers located there can receive a wireless call from the device and our proprietary software then makes an intelligent decision based upon the nature of the information being communicated from the device and the preferences of the asset owner as to what notification, if any, is necessary. The knowledge bank can initiate connectivity between a monitored asset and the asset owner or a contact and response center so that the owner can receive an alert or view information through a secured web portal.

Our clients and those entities that service, finance or insure assets owned by them with the client’s permission, will be able to monitor, through the Internet, slices of data collected from their assets. Our clients also will be able to communicate with their assets (by contacting the knowledge bank via the Internet) to make inquiries as to the location of the asset and asset functions, which are being monitored by the device, and to command their asset to arm or disarm certain monitoring functions.

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

The knowledge bank makes a permanent record of all data transmitted by the device, which will be used to create a database to provide relationship management abilities to a manufacturer, distributor, lender and insurer of the asset being monitored. We anticipate that the accumulated data will be a marketable asset separate from the intelligent link service of the knowledge bank.

The third key element is our staffed contact and response center called knowledge central, which provides either a person to person, machine to person or machine to machine communications interface for our services. Much like a traditional call center, knowledge central will be capable of initiating or receiving communications from customers via phone, fax and email, knowledge central representatives will largely depend on the knowledge bank database and our customer relationship management software to actively monitor assets, trigger alarms, manage relationships and actively mine data. The way in which knowledge central responds will be based on parameters that are predefined by the individual asset owner and stored in the asset owners’ profile. A typical response may be to send an asset owner an email notifying them of an event such as low battery or it may require a broadcast notification to phone, fax and email in the event of intrusion or theft.

In addition to initiating communication based upon information received from a monitored asset, knowledge central may provide support services both to the OEM and to the asset owner. Examples of support services provided to an OEM are (i) follow-on marketing for new products. (ii) maintenance or recall alerts, and (iii) technical support and help desks. Examples of support services provided to an asset owner are (a) monitoring, (b) concierge services, (c) maintenance reminders, (d) technical support, and (e) customer service. Each of the service elements will be tailored to the specific needs of the party paying for the product and services.

Our Business Strategy

Establish ourselves as the market leader in providing asset and relationship management solutions and high-speed satellite communications services to remote locations around the globe. We believe that the clear benefits of our full suite of turn-key telematics solutions will establish us as the market leader in providing asset management systems to OEMs, VARs, dealer/distributors and end users in the commercial maritime, marine recreational, construction, agricultural and oil & gas markets. In addition by introducing in 2005 our proprietary high-speed satellite communications product the company will begin to establish itself as a leader in the delivery and support of high-speed internet, VOIP and two-way data services to remote locations.

Continue pursuing strategic business relationships. Strategic alliances will be an essential component of our business development for our products and services. We believe it will be critical to forge and maintain strategic alliances with industry leading OEMs, communications carriers, industry electronic manufacturers and engineering design firms along with a variety of other entities and groups we deem important for our continued growth.

Provide undated, differentiated products. Our objective is to work with established “best of class” partners to continually update, design and manufacture, distribute and sell current and future versions of our product and services.

Continue developing products that integrate high-speed communications technologies. In developing new products, we intend to continue to exploit advances in functionality brought about by improvements in wireless and information technologies. We will continue to use these technologies to create products that provide our customers with comprehensive asset information and remote communications solutions which enable the real-time management of information and enhance productivity, mitigate risks, and improve efficiency.

Exploit the Potential for Diverse Application of our Systems. Our telematics solutions for example have the potential to deliver product benefits and to create value to all participants in each target markets vertical structure. For example, in the marine industry, it could provide the following participants with these benefits:

Original Equipment Manufacturers:

•	Single component installation

•	Inventory/supply chain management

•	Dealer inventory finance management

•	Warranty management

•	Consumer usage/usage data (targeted marketing)

•	Product diagnostic/product performance data

Dealers and Distributors:

•	Inventory location/management

•	Anti-theft

•	Rental tracking and security

•	Value added sales (targeted marketing)

•	Remote maintenance services

•	Incremental sale and service assistance

•	Dealer participation in multi-year service contracts

Credit Facility Providers:

•	Locate for repossession (geographical financing control and management)

•	Dealer inventory floor plan management

•	Preferred financing for assets with activated units

Insurers:

•	Usage based and location based metered insurance programs

•	Confirmation of location and ownership

•	Confirmation of asset use and operational habits

•	Sensor monitoring and response (high water alarms, loss of power, etc.)

•	Theft protection and recovery

•	Historical information

End Users:

•	Mobile computing and location based information access

•	Theft deterrence and recovery

•	Service response assistance

•	Panic button/response

•	Navigation assistance

•	Loss of power and system failure notification

•	Internet-based real time asset location and historical information services

Our operations will not be significantly impacted by seasonal fluctuations as our products can be used in a variety of industries throughout the entire year and in addition recurring monthly service contracts are booked evenly throughout the year.

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

Sprint

We have entered into an agreement to utilize Sprint’s PCS network which consist of 3GIXRTT CDMA technology. Sprint will provide the PCS service that will carry data communications between the RK3000 and the knowledge bank. Most terrestrial originated data traffic to or from the RK3000 will be carried over this PCS network.

Plans for Our Satellite Communication Technology

We own an earth station for satellite communication in Joplin, Mo and technology which can provide high speed internet, voice and data communication by using this earth station in conjunction with high earth orbiting “GEO” satellites. The technology is suitable for providing these services to remote or isolated locations. It can also be used in our RK3000 system as our satellite communication device, at possibly less cost than our existing platform.

We are currently beginning work under our R&D contract to make this device, which we call the “Moonbeamer”, suitable for use in remote oil and gas well drilling locations. This work consist of replacing some existing parts which are no longer manufactured with parts currently available and to make the device and its housing suitable for this environment including frequent moves between drill sites.

After this work is complete, we will have our R&D contractor explore the feasibility of utilizing this satellite technology in our RK3000 system.

With regard to its use at oil and gas drilling locations, we have an agreement with Stallion Oil Field Services, a provider of housing modules at these locations, to install the Moonbeamers in their modules. Then at such time when these modules are placed on location, the drilling contractor and the various other parties and contractors on location will have immediate access to high speed internet and voice and data communication thereby avoiding delays and more expensive sources of these services such as land lines or other communication sources with lower speed satellites or cell phones.

This technology is also suitable for use in other types of businesses and consumer applications; such as providing high speed internet to construction sites, RV parks and small towns in remote or rural locations. In this regard we have previously held discussions with another firm about assisting in developing and marketing a product for these purposes. We plan in the near term to reinstitute these discussions.

Our Capital Raising Efforts

From January 2002 through November 2002 we conducted a private offering of up to 15,000 shares of our Series A preferred Stock, managed by Sanders Morris Harris, Inc. We sold a total of 5,554 shares of Series A Preferred Sock at $1,000 per share, resulting in total proceeds of $5,554,000 and net proceeds of $5,040,033 after commissions and expenses. In connection with the offering, in March 2002, we and several of our largest shareholders executed a voting agreement to place one Sanders Morris designee on our board of directors. On March 30, 2004 in connection with our offering of Series B Units, the Series A shareholders (i) received a seven year warrant to purchase 667 common shares at $0.75 per common share, (ii) deleted the mandatory repurchase provision, (iii) set their conversion price at $0.75 per share and (iv) granted the Series B shareholders a $1,000 per share liquidating preference.

In November 2002, we closed a $1,500,000 loan transaction with SMH Varitek LLC, a Delaware limited liability company controlled by principals of Sanders Morris. As consideration for the loan, we issued SMH Varitek five-year warrants to purchase 1,500,000 shares of our common stock at a price of $0.01 per share. On March 30, 2004, the note was converted under its terms into 1500 shares of Series B Preferred stock and the additional warrants to purchase 2,000,000 shares of common stock at $0.75 per share.

On January 31, 2003, we sold promissory notes in the principal amount of $961,000 to several investors. In lieu of interest, we agreed to pay the noteholders, on a quarterly basis beginning with the quarter ended September 30, 2003, and ending with the quarter ended June 30, 2005, a sum equal to 0.4805% of our gross revenues from sales of the RK3000 and related monthly monitoring services. On April 16, 2003, we sold an additional $885,000 of these notes. In lieu of interest, we agreed to pay the noteholders on a quarterly basis beginning with the quarter ended September 30, 2003, and ending with the quarter ended June 30, 2005, a sum equal to 0.4375% of our gross revenues from sales of the RK3000 and related monthly monitoring services. In the event that the total amount paid in lieu of interest does not meet or exceed an annual yield of 10% of the principal amount loaned, we will be obligated to pay the noteholders, within 30 days after June 30, 2005, the difference between the total amount paid in lieu of interest and an amount equal to 20% of the principal amount loaned. We expect the interest, for the full 20% amount, to be payable in July 2005 since only a relatively small amount of sales have been recorded to date. On March 30, 2004, the notes sold January 31, 2003 and April 16, 2003 were converted to 1,846 shares of Series B Preferred Stock and warrants to purchase 2,461,333 shares of common stock at $0.75 per share.

During the latter half of 2003 we borrowed an additional $855,000 in the form of a short term bridge loan. In lieu of interest we agreed to pay sums equal to 2.565% of the revenue from January 1, 2004 through December 31, 2004, derived from Moonbeamer sales. A minimum return of 15% of the principal amount of the notes is guaranteed and will be paid in the near future since there have been no Moonbeamer sales. On March 30, 2004 these notes were converted to 855 shares of Series A Preferred Stock and warrants to purchase 1,140,000 shares of common stock at $0.75 per share.

On March 30, 2004 we concluded a sale of approximately $2.4 million of equity in the form of $1,000 Series B Units, with a second tranche of approximately $900,000 due after 2,300 RK3000 devices have been sold. Sanders Morris Harris was placement agent for their offering except the amount received from the Granader family. Subscriptions to a second equity offering of $4.9 million were also received from the Granader family with proceeds due after July 30, 2004, but also contingent on the sale of 2,300 RK3000 devices. The Series B units consist of one share of Series B Preferred Stock convertible into 1,334 shares of common stock and a seven-year warrant to purchase 1,334 shares of common stock at $0.75 per share.

We had not reached the threshold sales level by August 30, 2004 necessary to activate the additional funding, and on that date Messrs. Harry, Dan, Alan and Neil Granader executed new subscription agreements which voided their second tranche subscription agreement and the subscription for the $4.9 million offering. The new subscription agreements call for Messrs. Granader’s to pay $6.1 million for 6,100 shares of Series B Preferred Stock, convertible into 8,133,333 shares of common stock, and also receive warrants to purchase 24,400,000 shares of common stock at $.75 per share. The agreements call for three tranches as follows: First $1,250,000 with no conditions, second $2,500,000 on the condition that 100 units have been sold and the third of $2,250,000 on the condition that 400 units have been sold. The first tranche was paid and closed. The company has not meet the sales threshold to activate the second tranche, however, the Granader’s have been waiving the condition for the funding of the second tranche and have been providing some funds from time-to-time to be applied to the second tranche. To date, in this manner they have funded $1,800,000 of the second tranche.

On September 30, 2004, certain individuals who had participated through Sanders Morris Harris, Inc. in the March 30, 2004 sale of Series B Preferred stock funded their second tranche amounting to $467,500 despite that the required sales until level had not been met. However, the terms were modified so that they received 467.5 shares of Series B Preferred Stock and warrants to purchase 1,870,000 shares of common stock at $.75 per share rather than warrants to purchase 490,000 shares in the prior agreement.

Employees

We currently have seventeen full-time and one part time employee. As needed, we will add other personnel in management positions with the proven knowledge and experience to direct and manage the many outsourced aspects of our business operations, including hardware, database, and software engineering and support, manufacturing, product development, information storage and communication, monitor and response, information technology, human resources and accounting.

Research and Development

During 2003 we employed Mr. Mark Sullivan, formerly the chief engineer of Cislunar Networks Corporation, to enhance and finish development of our RK3000 unit. Mr. Sullivan is currently employed as our chief technology architect, and also by Niobrara Research and Development Corporation, a firm which he is the principal shareholder and which has been engaged to continue future development of our telematics device and the Moonbeamer. We will continue to improve, enhance, and introduce new products as dictated by technological advancements, as well as market and customer demands.

Patents

We have the following patents and patent applications on file in the U.S. Patent and Trademark Office:

Serial Number 09/863,956

Filed: 5123/71

Issued: 04103

Expires: May 23, 2021

Entitled: “GPS Antenna Array”

Patent Number 6,542,119B2

Serial Number 09/835,893

Filed: 4.16101

Entitled: “Data Communications Synchronization Using GPS Receivers”

Serial Number 09/968.746

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

Trade Secrets and Copyrights

We believe that substantial value exists in our trade secrets, including the design features and source code for the software of our telematics device and the product research we conducted to avoid infringing the patents of others. Copyright protection exists in all of the documentation that has been created by us, including the information describing the installation, design and operation of our telematics product.

Competition

The telematics industry results from the convergence of multiple technologies with the most predominant of these being wireless communications and the internet. These technology offerings generally are segmented into one of three categories (1) Hardware (2) Software or (3) Content. Accordingly there are a number of potential competitors providing various levels of service. Currently, the vast majority of telematics products were born from, and still exists, in the automotive market with the most notable being the General Motors “On-Star” system. Currently, we do not have any plans to enter the automotive market. However, there is a wide range of equipment providers, software companies, and wireless service providers as well as content companies, all hoping to gain a piece of the enormous potential of telematics applications in other markets.

GPS and Communications Products in the Marine Industry

In the marine industry, there are numerous GPS positioning products from a number of well-known and established companies such as Raymarine, Furuno, Simrad, Lowrance Electronics, and Garmin, Ltd. There are also several wireless communications providers operating in the marine industry, most notably Globalstar, Iridium and Orbcomm. Because telematics is a more than just GPS positioning or wireless voice communications, we view these industry players more as potential alliance partners and less as competitors.

Telematics Products in the Marine Industry

We are aware of only a very limited number of telematics product offerings in the marine industry. Competitors such as GEOSAT Solutions Beacon Wirelesses and HarborMaster Mark II, provide a limited but valuable set of vessel monitoring services. Notifying boat owners via cellphone or pager of conditions such as unauthorized movement, loss of power, and high-water alerts is a core competency of recently surfacing competitors. However, outside of the Remote Knowledge solution, Skymate offers the most advanced telematics marine unit on the U.S. market today. Skymate, while providing the core marine telematics monitoring functions also provides a PC interface allowing users to attach their own computer giving them the ability to send and receive e-mails, yahoo text alerts, and weather reports. Another high-profile competitor in the recreational marine space would be Volvo Penta’s SeaKey offering. Seakey’s functionality and service options are very limited when compared to the Remote Knowledge or Skymate products. However, SeaKey and the Genmar Corporation, one of the largest recreational OEM’s in the US, partnered to deliver a telematics based service which is now available on a select amount of Genmar’s branded lines. While the competition is growing, competitive offerings still only address the surface needs of the marine consumer and do not accomplish the long term goals of the recreational industry as a whole. The ability to integrate seamlessly with any electronic component on a vessel and perform monitoring, command and control functions are key in the industries growth plans. The digital boat or “smart boat” is the ultimate goal of all marine vessel and electronic manufacturers. Remote Knowledge’s marine telematics solution is the only product currently available and capable of meeting the long-term growth needs of the recreational industry, its distribution channels, and its consumers.

Government Regulation

There are two regulatory regimes that apply directly to the RK3000. They are:

•	The FCC. The hardware falls under the jurisdiction of the FCC because the unit has the ability to transmit data using the internal cellular phone. The cell phone is certified under FCC Part 15, so certification for our device should be straightforward. The certification has been applied for and we expect to receive certification in the near term.

•	The Department of Commerce. We are no longer using encryption for secure communications between our device and the knowledge bank. However, with a VeriSign 128-bit SSL Global Server ID, available from VeriSign as part of its Secure Site Pro and Commerce Site Pro Services, our customers can enjoy secured communications when visiting our web site. The VeriSign Global Server ID is a septillion times more secure than any other product. Until recently, strong 128-bit encryption was not exportable. The United States Department of Commerce has approved VeriSign to issue certificates for 128-bit encrypted communications, the highest level of encryption ever allowed across United States borders.

Item 2. Description of Property.

Our principal business office is located at 3657 Briarpark, Suite 100, Houston, Texas 77042 where we lease approximately 10,000 square feet of office space for which we pay rent of $10,333 per month. Our lease is scheduled to terminate in February, 2010. We believe such facilities will be adequate through the near term. If additional space is required before the lease terminates, there is adequate lease space available in nearby buildings. We have also leased a 100 square foot building at the base of the Cislunar satellite earth station where several of our computer servers utilized in the knowledge bank system are located and we have a ground lease where our antennae reside. We pay $1,000 per month to Mark Sullivan for this facility and ground lease which is located at 4260 West Highway 86, Joplin, Missouri. We also pay $300 per month to sublease office space at 2400 Country Club Lane, Joplin, Missouri 54804 from Niobrara Research and Development Company, for personnel located there.

Item 3. Legal Proceedings

On October 22, 2003, we settled litigation with our former chief executive officer Dan Goodhall. The settlement resulted in all litigation being dismissed with prejudice relating to the Harris County, Texas Judicial District Case No. 202-09577. The settlement required that commencing on December 15, 2003, we must repurchase the 125,000 shares of stock issued to Mr. Goodhall during the term of his employment including payments for estimated tax liability for a combined total of $498,500, which payments were to be made periodically until September 15, 2004. We were unable to meet payment obligations and on several occasions the settlement terms were revised. Currently, the unpaid amount is $308,500 and a new payment schedule has been agreed to which extends the payments until March, 2007, and permits Mr. Goodall to retain his common shares.

On the 27th day of October 2003, Lockheed Martin, Inc. filed suit in the 55th Judicial District in Harris County, Texas to collect on a promissory note issued by us to Lockheed Martin in the principal amount of $480,484 plus interest for a total due through August 31, 2003 of $502,542. This promissory note is secured by a lien against all of the computer equipment purchased by Lockheed under our Engineering and Development Agreement with Lockheed Martin. Lockheed Martin owns all of the technology developed by them until this note is paid in full. On June 30, 2004, the parties agreed to settle the litigation by Remote Knowledge paying $12,500 of the accrued interest and Lockheed Martin agreed to extend the note with 6% interest until June 30, 2005.

The Lockheed Martin lien should not adversely impact the marketing of the RK3000 System as the RK3000 system no longer contains any components, software or other intellectual property that is subject to the Lockheed Martin liens.

On January 16, 2004 a former employee filed suit for breach of his employment contract seeking back pay and severance payments of approximately $100,000. The litigation was settled in October, 2004 with the company agreeing to pay the employee $83,000 in installments extending through March, 2005.

In May, 2004, we filed suit against Mr. Zane Russell, its former Chief Operating Officer and Director, in Harris County, Texas District Court seeking damages relating to the loss on the loan made to Z-Link. (See Item 12 Certain Relationships and Related Party Transactions.)

On October 12, 2004, Oracle Corporation filed suit in Superior Court of California, County of Santa Clara, seeking $270,475 for payment of software allegedly delivered to us in August of 2002. We filed a defense stating we had never received the software. The litigation was settled on March 24, 2005 by our agreeing to make 24 monthly payments of $9,000 each.

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

Item 4. Submission of Matters to a Vote of Security Holders.

On November 18, 2004, we held our annual meeting of shareholders at which meeting the shareholders elected Steve Phelps and Craig Johnson to fill two Class C director vacancies. Additionally, the shareholders approved amendments to our 2003 Incentive Stock Option Plan increasing the number of shares subject to the plan from 200,000 to 1,000,000 and increasing the number of shares subject to the Non-Qualified Stock Option Plan from 4.8 million shares to 10 million shares. Shareholders also ratified the audit committee’s appointment of Hein & Associates, LLP to audit our financial statements for the year ended December 31, 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

We are authorized by our Articles of Incorporation to issue 100,000,000 shares of common stock, $.001 par value, and 10,000,000 shares of preferred stock, $.001 par value. As of March 15, 2005, there were 6,808,425 shares of common stock currently outstanding and 4,775 shares of Series A Preferred Stock and 8,312.5 shares of Series B Preferred Stock outstanding.

In December 2001, we declared a one for eight reverse split of our outstanding common stock.

Options and Warrants

As of March 15, 2005, options to purchase an aggregate of 4,509,000 shares of common stock were issued and outstanding. These options were issued to several of our employees and consultants. The exercise price of these options varies from $.80 per share to $1.60 per share.

As of March 15, 2005, warrants to purchase 23,600,512 shares of common stock, at prices ranging from $0.01 per share to $2.00 per share, were issued and outstanding. In March 2002, we issued warrants to acquire 22,500 shares of our common stock at an exercise price of $2.00 per share at any time on or before February 22, 2007. In November 2002, we issued warrants to acquire 1,500,000 shares of our common stock at an exercise price of $0.01 per share at any time on or before November 26, 2007. In December 2002 we issued warrants to acquire 553,400 shares of our common stock at an exercise price of $1.20 per share, which has subsequently been reduced to $0.90 due to anti-diluting provisions in the warrant, at any time on or before December 5, 2007. In January 2003, we issued warrants to acquire 240,250 shares of our common stock at an exercise price of $1.00 per share at any time on or before January 31. 2008. In April 2003, we issued warrants to acquire 221,250 shares of our common stock at an exercise price of $1.00 per share at any time on or before January 31. 2008. On March 30, 2004, we issued warrants to purchase 12,523,301 shares of common stock at $0.75 per share at any time before February 28, 2011. On March 30, 2004, we issued warrants to purchase 148,600 shares of common stock at $0.90 per share at any time before February 28, 2011. On October 24, 2004, we issued warrants to purchase 1,820,000 shares of common stock at $0.75 per share at any time before February 28, 2011. Effective December 31, 2004, we issued warrants to purchase 6,400,000 shares of common stock at $0.75 per share at any time prior to February 28, 2011. Effective March 15, 2005, we issued warrants to purchase 7,200,000 shares of common stock at $0.75 per share at anytime prior to February 28, 2011.

Transfer Agent

The transfer agent for our common stock is Computershare Investor Services, 350 Indiana Street, Suite 800, Golden, Colorado 80401.

Market Information

Subsequent to our merger with Jade Technologies, a shell corporation, in June 1998 our common stock began trading under the symbol “VATK” on the OTC Bulletin Board. During 2000, we were moved off of the OTC BB and traded in the Pink Sheets published by the Pink Sheets, LLC. As a consequence of our one for eight stock split effective on December 28, 2001, our symbol changed to “VTKL”. As of September 2003, our common stock again commenced trading on the OTCBB under the new symbol “RKNW”.

The following table sets forth, for the periods indicated, the high and low closing bid quotations of our common stock as reported on the pink sheets and OTCBB. The following common stock quotations represent inter-dealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions.

	High	Low
Year Ended December 31, 2003:

First Quarter	$4.00	$2.50

Second Quarter	$3.40	$2.50

Third Quarter	$3.92	$2.55

Fourth Quarter	$3.85	$1.50

Year Ended December 31, 2004: First Quarter	$3.65	$2.05

Second Quarter	2.10	1.10

Third Quarter	1.50	0.70

Fourth Quarter	1.35	0.80

On March 15, 2005, the last reported sale price for our common stock was $.80 per share.

Holders:

On December 31, 2004, there were 303 registered holders of our common stock. Based on a broker count, we believe there are approximately at least an additional 800 persons who are shareholders with street name positions.

Dividends:

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors, on a pro rata basis with holders of our outstanding shares of Series A and Series B Preferred Stock. We have not declared any cash dividends on our common shares for the last two fiscal years and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to use available funds for the development of our business. We are not currently a party to any agreement restricting the payment of dividends.

Recent Sales of Unregistered Securities

During the year ended December 31, 2004, except as previously reported, we have sold the following unregistered securities:

Date	Name	Security Sold		Consideration
4/07/04	Louis Delhomme	40,000 warrants to purchase common stock		Consulting services
4/07/04	Steve Phelps	30,000 shares of common stock		Consulting services
4/07/04	Cocal Investments	70,250 shares of common stock		Consulting services
4/07/04	Robert F. Dean	46,667 warrants to purchase common stock		Interest expense
4/07/04	Mace Meeks	6,667 warrants to purchase common stock		Interest expense
4/07/04	Mike Durham	18,750 shares of common stock		Legal services
4/07/04	Halliburton Investor Relations	15,000 shares of common stock		2003 services
4/07/04	Halliburton Investor Relations	12 units	(1)	2004 services
4/07/04	Paul Drake	31,250 shares of common stock		Advisory board member
4/07/04	Mike Moore	5,000 shares of common stock		Consulting services
4/07/04	Gainer, Donnelly & Desroches	5,000 shares of common stock		Consulting services
8/19/04	Lockheed Martin Space Operations	Notes		R&D work $515,743
12/31/04	Granader, Alan	475 Units	(2)	$475,000
11/18/04	Arnco Welding Alloys, Ltd.	50,000 shares of common stock		Consideration for building lease
12/09/04	Strange, J. Terry	15 Units	(2)(3)	$15,000
12/09/04	Frothingham, Sue C.	7.50 Units	(2)(3)	$7,500
12/09/04	Lord, Ralph H.	45 units	(2)(3)	$45,000
12/09/04	McDonald, June B.	15 Units	(2)(3)	$15,000
12/09/04	Drury, Tanya J.	27 Units	(2)(3)	$27,000
12/09/04	Sanders Opportunity Fund, LP	16.68 Units	(2)(3)	$16,680
12/09/04	Sanders, Don A.	67.50 Units	(2)(3) (2)(3)	$67,500
12/09/04	Sanders Opportunity Fund (INST.), LP	50.82 Units	(2)(3)	$50,820
12/09/04	Weir, Don & Julie Ellen	12 Units	(2)(3)	$12,000
12/09/04	Sanders, Katherine	27 Units	(2)(3)	$27,000
12/09/04	Cohn, Morton A.	15 Units	(2)(3)	$15,000
12/09/04	Morris, Ben	12 Units	(2)(3)	$12,000
12/09/04	Jenswold, Roger H. & Helen M.	15 Units	(2)(3)	$15,000
12/09/04	Ball, George L.	12 Units	(2)(3)	$12,000
12/09/04	Morris, Gene	100 Units	(2)	$100,000
12/09/04	Garner, Philip M. & Carol P. Garner (TIC)	30 Units	(2)	$30,000
12/16/04	Suntron Corporation	Notes		Inventory purchase $207,863
12/20/04	Granader, Alan	350 Units	(2)	$350,000
12/31/04	Granader, Harry	475 Units	(2)	$475,000
12/31/04	6C Ranches (Dan Granader)	200 Units	(2)	$200,000
12/31/04	Neil Granader	100 Units	(2)	$100,000

(1)	The units represent the same number of Series B Preferred shares convertible into 1,333 common shares per unit; and warrants for each unit to purchase 1,333 shares of common stock at $0.75 per share of common stock except as noted with (2).

(2)	These units represent the same number of Series B Preferred Shares convertible into 1,333 common shares per unit; and warrants for each unit to purchase 4,000 shares of common stock at $0.75 per share of common stock.
(3)	In these sales Sanders Morris acted as Placement Agent and on all other sales no underwriter or selling or placement agent was involved in any of the other transactions described above.

All sales were made pursuant to exemption provided by Section 4 (2) of the Securities Act of 1933 and Reg. D Sec. 506 promulgated thereunder.

In connection with the shares of common stock issued to certain advisory board members and consultants pursuant to Section 4(2) of the Securities Act of 1933, as amended: (i) the issuances were transactions by an issuer not involving a public offering: (ii) we made the determination that each investor had enough knowledge and experience in finance and business matters to evaluate the risks and merits of the investment: and (iii) there was no general solicitation or general advertising used to market the securities. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

In connection with all of the offerings and sales made pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. as amended: (i) No advertising or general solicitation was employed in offering the securities: (ii) the offerings and sales were made to a limited number of persons, all of whom were accredited investors, or business associates of the Company: and (iii) transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933, as amended. In addition, the investors made representations, and we have made independent determinations, that all of the investors were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. All of the individuals and/or entities that purchased the unregistered securities were known to the Company and its management through pre-existing business or personal relationships, as long standing business associates, friends, employees, relatives or members of the immediate family of management or other shareholders. All purchasers were provided access to the material information which they requested and all information necessary to verify such information, and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company.

Item 6. Plan of Operation.

Forward-Looking Statements

This annual report contains forward-looking statements that relate to our business.

Such statements are not guarantees of future performance and actual results could differ materially from those expressed or implied in such statements as a result of certain factors, including those set forth in “Our Business,” and elsewhere in this report. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate may occur in the future, including the following matters, are forward looking statements:

•	timing of products and new product releases,

•	research and development expenditures, including the timing, amount and nature thereof, estimates of additional capital requirements,

•	sales projections,

•	repayment of debt,

•	business strategies,

•	product pricing and demand, and

•	expansion and growth of business operations.

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

Our Twelve Month Plan of Operation

Our marketing efforts will be directed towards the marine commercial, marine pleasure craft and oil and gas production markets. Also, from time to time other market opportunities are presented to us that we will continue to evaluate as they arise. Sales of our system will produce two revenue streams. The first is from the sale and installation of the device itself. The second is from the recurring monthly fees for our monitoring services, which will be sold under contracts ranging from one to three year terms.

Our goal is to have revenue commence from the sale of the device immediately and for monitoring services as soon thereafter as the devices are installed on end user’s equipment. In this regard, we have established a dealership for individual consumer sales on the Gulf Coast of Texas and are seeking to establish other dealerships in Florida as well as on the Alabama, Georgia, Mississippi and Louisiana Gulf Coast. We have also agreed to supply Sea Tow International with devices for resale under their “Sea Smart” private label. These “Sea Smart” devices would require a monthly service contract from us for the “Sea Smart” customer to use the device. We have also established pilot programs with Ray Marine, a substantial seller of Marine electronics; FLW, the tournament fishing division of Genmar who is the second largest US seller of marine pleasure craft, and with a firm who is testing the system with regulatory authorities and a commercial fishing association in Brazil. Sales resulting from successful completion of these pilot programs potentially could be substantially larger than those from individual consumers in the after market. We also have agreed to a testing program and granting of a distributorship to Nicholas Consulting Group, Inc. (“NCG”) for marketing to oil and gas producers. We believe there is substantial potential for our systems use in the oil and gas production industry.

Based on our current pricing schedule, in the marine industry, gross profit should average about $300 per device. Assuming a monthly fee of $10 to $87, the gross profit per unit on the recurring revenue should range between $5 and $44 per month. This monthly service will also be sold at a discount under prepaid multiple year contracts which may offer us a source of additional funds in the short term. The pricing schedule for the oil and gas industry for both the device and the monthly service is still being determined but will be at least two levels depending on whether the device is our standard oil field offering or a custom installation.

We have substantial equity holders who have signed subscription agreements which would provide the company with approximately $4.4 million of equity capital during 2005. These agreements provide that certain unit sales levels be met in order for them to provide this funding. However, these subscribers have been waiving these requirements and have been providing funds on a monthly basis totaling $1,450,000 through March 15, 2005 to meet our operating needs. We have prepared budgets, marketing plans and expenditure plans for 2005 based on the assumption that the company will receive the $4.4 million. However, there can be no assurance that these equity holders will continue to waive the unit sales requirements or that these unit sales thresholds can be achieved without the additional funding. The $4.4 million of additional funds are projected to meet all of our funding needs through December 31, 2005 without significant gross profit from sales of our devices. However, additional funds are likely to be needed after that date and management is formulating terms and contacting sources of additional funding in order to raise approximately $3 million of additional funds by mid-fourth quarter.

Suntron Corporation, a large contract manufacturer of electronics, manufactures our devices at its Sugar Land, Texas facility. The devices are manufactured on a monthly basis as we issue purchase orders based on price quotes received from Suntron. We have determined it is necessary to have a third party manufacture our devices as it is not economically feasible for us to have our own facilities, personnel and quality controls. We do not expect to manufacture our own devices in the foreseeable future.

To date, we have manufactured 450 devices for sale in the marine consumer after market and for use in pilot programs. The cost of these devices is approximately $625,000, and we do not plan to manufacture additional units until such time as orders have been received for substantially all these devices or unless orders are received for devices outside the marine markets such as the oil and gas market which will have different configuration.

As part of our budget and expenditure projection we have included funds for our R&D contract with Niobrara Research and Development to add several features to our device as well as make modifications to make it suitable for use in the oil and gas production industry. This R&D contract also covers work to be done on our satellite communication technology.

Communication Assets

In September 2003, we acquired a satellite earth station in Joplin, Missouri and all of the technology and software associated with a satellite transmission product.

These assets were acquired to allow us to reduce and better control our operating device costs in future models of our telematics device by using fixed high orbiting satellites rather than low earth orbiting satellites. This technology will also enable us to add such features as high-speed Internet access to our telematics device at transmission costs less than those possible currently.

Using this acquired technology, during the last half of 2005, we also plan to introduce a service to provide high-speed Internet, voice and data transmission to remote areas where such services are not currently available. These areas would include rural areas in the USA, remote areas in foreign countries, and ocean based commercial operations. This service’s impact on operations in 2005, if any, is uncertain since its introduction will not begin until the last half of 2005. In addition, we have not determined sales, and cost structure as no market analysis has been done to determine pricing, nor have engineering and development been completed so manufacturing costs cannot be determined, and satellite transmission contracts and costs must also be negotiated.

We do, however, have a verbal understanding with Stallion Oil Field Services as to an undertaking to sell these communication services in the oil and gas industry using our satellite communication technology. The terms are currently being put in definitive form by counsel. The terms include Stallion using the services in their own operation and Stallion and the Company joining efforts to market the communication services to other oil field service companies and oil and gas operating companies. Before any sales can commence however, some updating of both the hardware and software will be required and will likely take several months.

The timing of additional activities of both our telematics system and satellite communication system and the penetration of other markets beyond those described immediately above depends primarily reaching a meaningful level of sales or if new funding from outside and unidentified sources were available.

Results of Operations

Since the inception of our current business plan in 1998, our operations have consisted primarily of various start-up activities relating to our current business, including developing telematics technologies, building our strategic marketing plan, identifying and contacting potential customers in our target industries, recruiting personnel and raising capital. We essentially have had no revenues to date, and our expenses have consisted of research and development, sales and marketing, and general and administrative expenses, resulting in an operating loss since January of 2001 as a development stage company through December 31, 2004 of $26,275,765.

Our 2004 revenues consist of sales of 20 RK3000 devices to our Texas Gulf Coast distributor and to the pilot program in Brazil. No monthly monitoring fees have been recorded since none of the devices had yet been placed in service by end-user customers.

Research and development costs have been expensed as they are incurred. To date as a development stage company we have spent $4,245,607 on research and development. In 2004, we spent $206,482 as compared with $106,809 in 2003. The increase in costs in 2004 represents interim devices and parts used in testing and developing our final device which were scrapped upon commencing the manufacture of marketable devices.

Marketing expenses consist of advertising costs, printing material, costs of shows and exhibits and fees paid to agencies and consultants. To date as a development stage company, we have spent $1,297,706 on such costs. We spent $135,009 in 2004, as compared with $335,247 in 2003. In 2003 substantial work was undertaken to improve the corporate and product brand image, which resulted in the Company’s name change to Remote Knowledge, Inc.; no such work was done in 2004 resulting in the decline in expenses.

To date as a development stage company, we have spent $2,014,626 on professional fees. We spent $370,272 in 2004 as compared with $653,015 in 2003. Professional fees consist of legal and auditing expenses. These expenses were higher in 2003 primarily as a result of professional fees required to file the SB-2 registration statement and audit expenses for two years (2001 and 2002), while in 2004 only one year was audited, 2003.

General and administrative expenses primarily relate to the corporate office and include executive and management personnel costs, accounting and administrative staff costs, and shareholders expenses. To date as a development stage company, we have spent $10,541,584 on general and administrative expenses. We spent $3,365,592 in 2004 as compared with $3,349,288 in 2003. Although the total change is not significant, there was substantial change within the category. Salaries and related personnel costs increased about $410,000 reflecting additional personnel, computer expenses increased about $225,000, primarily reflecting settlement of a suit for payment of software; insurance costs increased about $115,000 primarily reflecting directors and officer’s liability insurance which we incurred for the first time; and depreciation expense increased about $220,000 primarily reflecting the depreciation of the earth station. These costs increases were offset for the most part by a decrease in bad debt expense of $173,000 reflecting the write-off of the Z link note in 2003; a write-off of uncollected stock subscriptions from prior years of approximately $145,000; and a $575,000 decrease in consulting costs, most of which was paid for with grants of equity. This consulting decrease reflect the reduced necessity to pay for outside services using equity which is expensive and also the reduced need for outside services as the company matures and hires its own personnel.

Prior to February 2001, we incurred substantial amounts of costs and expenses for which we were afterwards unable to pay. Thereafter, as limited funds became available, vendors and service providers were asked to settle these debts for less than face value. Such lesser amounts were recorded as income from debt forgiveness including $97,766 in 2003, while there were no such settlements in 2004.

To date, as a development stage company, we have spent $3,891,502 on interest and financing costs. We incurred $2,973,477 in 2003 which reflects the substantial increase of debt sold in late 2002 and early 2003 which included warrants which raised the costs of borrowing in 2003. During 2004, the amount reflected is for accrued interest only as no further warrants were issued.

Liquidity and Future Capital Requirements

As of December 31, 2004, we had current assets totaling $670,639 and current liabilities of $3,032,524 compared to current assets of $72,296 and current liabilities of $7,092,531 for the period ended December 31, 2003.

Our auditors included an explanatory paragraph in their opinion on our financial statements for the year ended December 31, 2004 to state that our losses, Working capital deficit and net shareholder deficit at December 31, 2004 raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon receiving the additional capital as described above under “Twelve Month Plan of Operations” and achieving profitable operations through the manufacture and sale of our monitoring system. We cannot assure you that our business plans will be successful in addressing these issues.

Item 7. Financial Statements.

The report of an independent registered accounting firm and the financial statements listed on the accompanying index at page F-1 of this report are filed as part of this report and incorporated herein by reference.

Item 8. Changes In and Disagreements with Accountants on Accountancy and Financial Disclosure

The Company has not changed accountants nor have there been any disagreements with our accountants regarding our accounting or financial disclosure during any relevant period.

Item 8A. Controls and Procedures.

The Company maintains a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported for the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive and Chief Financial Officers as appropriate to allow timely decisions regarding required disclosure.

Randy S. Bayne, who serves as the Company’s Chief Executive Officer and Henry Houston, who serves as our Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) as of December 31, 2004, (the “Evaluation Date”) concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

Item 8B. Other Information

The second and third tranches of the Series B subscription agreements obtained on August 30, 2004 called for funding $2,500,000 when the Company sold 100 units and $2,250,000 when 400 units were sold. The Company has not met the sales threshold to activate the second tranche, however, the subscribers have been waiving the condition for the funding of the second tranche and have been providing some funds from time-to-time to be applied to the second tranche. To date, in this manner they have funded $1,800,000 of the second tranche and issued an additional 1,800 shares of our Series B Preferred stock and warrants to purchase 7,200,000 shares of common stock for $.75 per share .

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act; Audit Committee; and Code of Ethics.

MANAGEMENT

Directors and Officers

Our directors, director nominees and executive officers are as follows:

Name	Age	Position	Class	Director’s Term Ends at the Annual Meeting in the Year
Randy S. Bayne	41	Director, Vice-Chairman of Board, President and Chief Executive Officer	A	2006
Richard C. Webb	71	Director and Chairman of Board	A	2006
Zane Russell	40	Director; Executive VP and Chief Operating Officer*
Henry Houston	65	Director, Executive VP and Chief Financial Officer	B	2005
Dan Granader	56	Director	B	2005
Steve Phelps	45	Director	C	2007
William H. Moody	65	Director	C	2007
Craig Johnson	42	Director	C	2007

*	Resigned May 13, 2004.

There are no family relationships among the Directors, and none of our executive officers or Directors, to the best knowledge of management, during the preceding 5 years has been involved in any legal proceedings in relationship to the Company or which would impact their ability to represent the Company in their designated capacities.

Randy S. Bayne founded our telematics business in 1998 within our former consumer electronics and appliance business and has served as a Director and Chief Executive Officer since December, 1999, and as our President since June 2002. Mr. Bayne has been employed by us since 1981 and served as our President from 1991 to 1998.

Richard C. Webb has served as a Director and Chairman since August 2002. Mr. Webb has been a principle with Abshier Webb & Donnelley, L.L.C. Investment bankers since January, 2005 and prior to January, 2005 he was with the investment banking firm of Sanders Morris Harris, Inc., and its predecessor, Harris Webb & Garrison, since February 1994. Prior to founding Harris Webb & Garrison, Mr. Webb served as the Southwest Regional Partner of Cowen & Company, a national investment banking firm headquartered in New York, from June 1991 to February 1994. From June 1981 to June 1991, he was a founding principal of Lovett Mitchell & Webb. Inc., which later became Lovett Underwood Neuhaus & Webb and then was purchased by Kemper Financial Services, Inc. Mr. Webb has also served as the Senior V.P. & Director of Rotan Mosle, Inc. (from January 1971 to June 1981), as the V.P. and Branch Office Manager of Goodbody & Co., Inc. (from October 1960 to January 1971) and as a Registered Representative with Underwood Neuhaus (from December 1959 to October 1960). Mr. Webb is currently serving as a Director of Pinnacle Management & Trust, Kirby Corp. and BellviIle General Hospital Foundation. He received a BBA in Finance from the University of Texas and has completed the Wharton Institute of Investment Banking in Philadelphia, Pennsylvania.

Henry Houston has served as our Chief Financial Officer since October 2002. Mr. Houston has over 40 years of accounting experience, beginning his career as a Senior Accountant at PricewaterhouseCoopers LLP in 1962. In 1969, he left PricewaterhouseCoopers LLP to serve as the Controller of Detsco Inc. Subsequently, he served as the CFO at Southdown Inc. (1970 to 1977), C&K Petroleum (1977 to 1980), President at Black Hawk Oil & Gas (1981 to 1982). and KP Exploration Inc. (1983 to 1993). Mr. Houston was a consultant to the oil and gas industry from June 1993 to February 1995. More recently, he served as the Chief Financial Officer and Vice President of Finance at T D Rowe Amusements, a company in the coin operated amusement and games business, from February 1995 until September 2002. Mr. Houston received a BSBA in Accounting from the University of Arkansas.

Dan Granader was elected to our board of directors by our shareholders on August 20, 2003, and took his seat on September 15, 2004 after we obtained Director’s and Officer’s liability insurance. Mr. Granader recently moved to Gold Creek, Montana to run a 30,000 acre ranch. From 1987 through 1998, Mr. Granader owned 13 World Gym locations, and was the largest franchisee of-World Gym until he sold his operation to 24 Hour Fitness in 1998. From 1981 to 1987, Mr. Granader was the owner-operator of seven McDonald franchises in the Houston, Texas area. Mr. Granader attended the University of Nebraska in Lincoln, Nebraska between 1966 and 1970 where he majored in business administration. He was re-elected at our November 18, 2004 shareholder’s meeting.

Steve Phelps was elected to our board of directors by our shareholders on August 20, 2003 and re-elected on November 18, 2004. He originally assumed his seat on September 15, 2004 after we obtained Director’s and Officer’s liability insurance. Mr. Phelps has served on the Remote Knowledge advisory board since January 2002. Mr. Phelps is part of the management team that runs Phelps insurance; a family owned and operated business for over 35 years and one of the largest State Farm Agencies in the United States. In 1997, Mr. Phelps was appointed to serve as a Commissioner for the Port of Houston Authority, the sixth largest port in the world. From 1984 to 1997, Mr. Phelps was a judge in Harris County, Texas. In addition to these business activities, Mr. Phelps is an active real estate and oil and gas investor, both independently and as a partner in various ventures including with members of his family. Mr. Phelps serves on the board of directors of Alto Springs, Inc., Priority Development Corporation and the East Harris County Senior Citizens Board. Mr. Phelps graduated from the University of Houston at Clear Lake with a Bachelor of Business Degree in 1980 and received his Juris Doctor from South Texas College of Law in 1993.

Craig Johnson was appointed by the Board of Directors to fill a vacant Class C seat on the Board on September 5, 15, 2004 and was subsequently elected to the Board on November 18, 2004, by the shareholders. Mr. Johnson has been active in his family owned oilfield services business since 1983. Mr. Johnson currently serves as Chairman and CEO of Stallion Oilfield Services, an oilfield services company he founded in 2003. From 1993 to 2002, Mr. Johnson also served as President of Q Services prior to its merger with Key Energy Services in 2001. Mr. Johnson also founded Quality Tubular Services in 1993 after leaving Weatherford International where he served as area manager in Dubai, Kuwait and a variety of locations in North America from 1991 to 1993. Mr. Johnson started his career in the oilfield service industry with Petroleum Equipment Tools Company in 1983. Mr. Johnson holds a Bachelor of Business Administration from The University of Mississippi. Mr. Johnson serves on the board of various other private companies and non-profit organizations in Houston.

William H. Moody was appointed to our Board on November 18, 2005 and serves as Chairman of the Audit Committee. From 1964 until he retired in 1996, Mr. Moody was employed by KPMG, LLP, and was audit partner in charge of two offices including Houston. Currently, Mr. Moody is a Board Member and Chairman of the Audit Committee of OYO Geospace Corporation and a member of the Texas Board of Criminal Justice and is chairman of the Audit and Review and the Correctional Institution Committees. Mr. Moody is a BA graduate (1962) and MPA Accounting Graduate (1968) from the University of Texas at Austin.

Directors

Our board of directors currently consists of seven directors. However, our Bylaws provide for nine directors to serve in three classes, with each class consisting of three directors elected for three year terms each and the terms of each class expiring on consecutive years. A director may be removed with or without cause by a majority vote of the shareholders at a meeting called for such purpose or at any meeting of shareholders at which directors are elected by receiving less votes than that director’s opponent. Our next annual meeting of shareholders is presently scheduled to occur during the month of August, 2005.

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

At our annual shareholders meeting in November, 2004, our shareholders elected Steve Phelps and Craig Johnson as Class C directors.

Committees

Our Executive Committee was formed on November 14, 2001, and is made up of Messrs. Randy Bayne, Vice Chairman. President and Chief Executive Officer and Henry Houston, Vice President and Chief Financial Officer, Our Compensation Committee, which was formed on December 24, 2001, is made up of Mr. Richard Webb, Chairman of the Board, Dan Granader, Chairman of the Committee and Craig Johnson. The Audit Committee was formed on November 8, 2005, and is made up of William H. Moody, Chairman who qualifies as a “financial expert” due to his training and experience and Steve Phelps and there is one vacancy. Our Board of Directors as a group selects the director nominees and will consider suggestions by shareholders for names of possible future nominees delivered in writing to our Secretary 90 days before the mailing of the proxy statement relating to the meeting at which directors will be elected.

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

Audit Committee and Financial Expert

The audit committee assists the Board in filling its oversight responsibilities for financial reporting by the Company. Audit committee members are prohibited from serving on more than 4 audit committees of public companies. The audit committee is solely responsible for the engagement and discharge of independent auditors, and reviews the quarterly and annual financial results. The committee reviews the audit plan and the results of the audit with the independent auditors, the independence of the auditors, the range of audit fees, the scope and adequacy of the Company’s system of internal accounting controls and the Company’s risk management policies. The audit committee is currently composed of 2 directors with 1 vacancy currently existing. Each of the audit committee members qualifies as independent pursuant to the Nasdaq listing standards.

The Board of Directors has determined that William H. Moody is an audit committee financial expert as the term is defined by SEC rules.

Code of Ethics

The board of directors is reviewing a code of ethics that will apply to all employees and Directors which will be written standards that are reasonably designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications, made by an issuer;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•	Accountability for adherence to the code.

Item 10. Executive Compensation.

The following summary compensation table sets forth in summary form the compensation received during our last three completed fiscal years, by our two executive officers.

Summary Compensation Table

					Long - Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	(S) Bonus	Other Annual($) Comp.	Restricted Stock Awards	Securities Underlying Options; ($) SARs	LTIP(#) Payouts	All Other ($) Comp. ($)
Randy Bayne, Vice Chairman, President and CEO	2004	$200,000	0	0	0	0	0	0
	2003	$200,000	0	0	0	0	0	0
	2002	$58,333	0	0	0	1,200,000	0	0
Henry Houston, Vice President and CFO	2004	$170,000	0	0	0	0	0	0
	2003	$170,000	0	0	0	0	0	0
	2002	$14,167	0	0	0	300,000	0	0

Option SAR Grants in Last Fiscal Year

None.

Aggregated Option/SAR Exercises in Last Three Fiscal Years and FY-End Option/SAR Values
Name		Shares acquired on exercise	Value at FY-end (#), realized ($)	Number of securities underlying unexercised options/SARs at FY-end; exercisable/ unexercisable	Value of unexercised in- the-money options/SARs at FY-end; exercisable/ unexercisable
Randy Bayne	2004 2003 2002	0 0 0	0 0 0	1,200,000/0 1,100,000/100,000 1,000,000/200,000	$0 $2,794,000/ $254,000 $2,250,000/ $500,000
Henry Houston	2004 2003 2002	0 0 0	0 0 0	300,000/0 200,000/100,000 100,000/200,000	$0 $508,000/ $254,000 $250,000/ $500,000

Exercise price: $1.00 share. Fair market value at year-end: $0.98 (the last reported sale price for our common stock on December 31, 2004).

Stock Option Plan

On November 18, 2004, our shareholders amended our 2003 Incentive Stock Option Plan and our Non-qualified Stock Option Plan pursuant to which the board may grant options to purchase a maximum of 11,000,000 shares of common stock to our key employees, directors and consultants. As of March 28, 2004, options to purchase an aggregate of 4,509,000 shares of common stock at prices ranging from $0.80 to $1.60 per share were issued and outstanding. These options were granted to several of our employees and consultants.

Performance Based Compensation Plans

We have a Profit Sharing Pool Plan for our non-executive officers and other employees but excluding sales executives. Under the Profit Sharing Pool Plan, eligible employees receive an incentive bonus based upon a profit sharing pool tied to the achievement of corporate milestones and objectives. The pool will be distributed to each participant in an amount determined annually by the executive officers. The bonus pool is calculated as a percentage of gross profit. Sales executives receive a commission based on certain target sales levels. Executive officers do not currently participate in any bonus plan.

Long Term Incentive Plans

We do not have any long-term incentive plans. No retirement, pension, insurance programs or other similar programs have been adopted by us for the benefit of our employees. The Company does have a group medical plan for which it pays the employee portion.

Employment Contracts and Termination of Employment Arrangements

We entered into a five-year employment agreement with Mr. Randy Bayne (our President and CEO) effective October 15, 2002. Mr. Bayne’s employment agreement provides for a base annual salary of $200,000. On October 15, 2002, we also entered into a three-year employment agreements with Henry Houston (our Vice President and CFO). The contract calls for an annual base salary of $170,000. The annual base salary will be reviewed by the Compensation Committee at least annually.

Pursuant to his employment agreement, Mr. Bayne received 1,200,000 stock options of which 1,000,000 vested immediately, 100,000 vested on October 15, 2003, and the remaining 100,000 vested on October 15, 2004. Mr. Houston received 300,000 stock options of which 100,000 vested immediately, 100,000 vested in October 2003, and the remaining 100,000 vested in October 15, 2004.

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

Director Compensation

All of our outside directors receive option to purchase 10,000 shares of our common stock each quarter as compensation. The Chairman of our Audit Committee receives and additional 5,000 share options per quarter. During our most recent fiscal year, Messrs. Granader, Johnson and Phelps each had options vest to purchase 10,000 shares of our common stock at $1.10 per share.

Limitation of Liability and Indemnification

Our Bylaws eliminate the personal liability of our officers, directors and Executive Committee members to us and our shareholders, to the extent permitted by Delaware law. Our Bylaws further eliminate the personal liability of our officers, directors and Executive Committee members when, in the discharge of any duty imposed or power conferred upon them by us, they act in the exercise of ordinary care, in good faith and in reliance on the Company’s books and records or on the written opinion of our legal and accounting advisors. Delaware Corporation Law does not eliminate personal liability for losses resulting from a director’s failure to perform his duties in good faith, in a manner the director believes to be in our best interests and with such care as an ordinarily prudent person would use under similar circumstances.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes certain information with respect to our compensation plans and individual compensation arrangements under which our equity securities have been authorized for issuance as of the fiscal year ended December 31, 2004:

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted—average Exercise price of Outstanding options, Warrants and rights	(c) Number of securities Remaining available For future issuance Under equitable Compensation plans (excluding securities Reflected in column(s))
Equity compensation plans approved by shareholders	4,509,000	$1.31	6,491,000

Total	4,509,000	$1.31	6,491,000

Represents shares issued pursuant to our 2003 Stock Option Plan, which was amended by our shareholders on November 18, 2004.

Item 11. Security Ownership of Certain Owners and Management.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2005 by (i) each of our executive officers, directors and director nominees; (ii) all executive officers, directors and director nominees as a group; and (iii) each person who beneficially owns more than 5% of our common stock (“Principal Shareholder’). Except as noted, each person has sole voting and investment power with respect to the shares shown.

The information presented below does not assume that any shares of common stock issuable upon conversion of the Series A Preferred, the Series B Preferred and the warrants are outstanding, except for those such instruments held by each of the individuals therein which are assumed to have those shares of common stock issued thereunder.

We are not aware of any contractual arrangements or pledges of our securities that may at a subsequent date result in our change of control.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)		Percent of Class Beneficially Owned(1)

Randy S. Bayne, Director President & CEO 3657 Briarpark Suite 100 Houston, TX 77042	900,625	(3)	11.7%

Henry Houston, CFO V. P. & Director 3657 Briarpark Suite 100 Houston, TX 77471	302,000	(5)	4.2%

Richard C. Webb, Director 2500 Citywest Blvd. Suite 590 Houston, TX 77042	540,067	(4)	7.3%

Dan Granader, Director 160 Church Road Goldcreek, MT 59733	10,705,200	(10)	64.9%

Steve Phelps, Director 4207 Fairmont Pkwy Pasadena, TX 77504	285,000	(11)	4.1%

Craig Johnson 3203 Audley Houston, TX 777098	20,000	(15)	.3%

William H. Moody 2309 Birkdale Kerrville, TX 78028	15,000	(16)	.2%

All Directors and Executive Officers as a Group (7 Persons)	12,767,892		69.2%

George Ball Principal Shareholder Suite 3100 Houston, TX 77002	890,675	(6)(7)	11.6%

Ben Morris Principal Shareholder 600 Travis, Suite 3100 Houston, TX 77002	890,675	(6)(8)	11.6%

Don A. Sanders Principal Shareholder 600 Travis Suite 3100 Houston, TX 77002	11,011,131	(6)(9)(12)	63.4%

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)		Percent of Class Beneficially Owned(1)
Estate of Harry L. Bayne, Director 3657 Briarpark Suite 100 Houston, TX 77042	1,347,730	(2)	19.7%

Alan Granader 5839 West Maple Suite 103 West Bloomfield, Michigan 48322	10,894,603	(13)	61.3%

Neil Granader 1304 Randol Avenue San Jose, California 95126	2,743,358	(14)	28.4%

(1)	Rule 13d-3 under the Securities Exchange Act of 1934 provides the determination of beneficial owners of securities. That rule includes as beneficial owners of securities, any person who directly or indirectly has, or shares, voting power and/or investment power with respect to such securities. Rule 13d-3 also includes as a beneficial owner of a security any person who has the right to acquire beneficial ownership of such security within 60 days through any means, including the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.
(2)	Consists of: (i) 852,056 shares of common stock owned by Estate of Harry Bayne; (ii) 444,416 shares of common stock held in the name of BACO International, which were issued pursuant to an Equity Agreement dated August 22, 2001, in exchange for the cancellation of indebtedness; (iii) 33,334 shares issuable upon conversion of 25 shares of Series A Preferred Stock; (iv) warrants to purchase 16,675 common shares at $0.75 per share issued to Series A Preferred shareholders; and (v) 1,250 shares held by Harry Bayne’s widow and executrix of the estate. Mr. Bayne’s Estate is the beneficial owner of less than 1% of the outstanding shares of Series A Preferred Stock.
(3)	Consists of: (i) options presently exercisable to purchase 1,200,000 shares of common stock at a price of $1.00 per share; and (ii) 625 shares held by Randy Bayne’s spouse. Pursuant to the SMH Varitek LLC loan transaction, to the extent that Randy Bayne exercises any options, he is obligated to transfer to SMH Varitek 25% of the shares acquired upon such exercise, up to 300,000 shares, as additional consideration for the loan.
(4)	Consists of (i) 266,667 shares of common stock issuable upon the conversion of 200 shares of Series A Preferred Stock; (ii) warrants to purchase 133,400 shares of common stock at $0.75 per share issued to Series A shareholders; and (iii) options to purchase 140,000 shares of common stock at $1.60 per share owned by Richard Webb. Mr. Webb is the beneficial owner of 4.2% of the outstanding shares of Series A Preferred Stock. Although Mr. Webb is a former principal with Sanders Morris Harris, his beneficial ownership does not include any securities owned by Sanders Morris or SMH Varitek LLC. See note 6 below.
(5)	Consists of: (i) 2,000 shares of common stock; and (ii) options presently exercisable to purchase 300,000 shares of common stock at a price of $1.00 per share.
(6)	George Ball is the Chairman of the Board of Directors of Sanders Morris Harris, Inc., Ben Morris is the CFO and a director of Sanders Morris, and Don Sanders is an executive officer and director of Sanders Morris. Messrs. Ball, Morris and Sanders are also investors in SMH Varitek. Messrs. Ball, Morris and Sanders are deemed to be beneficial owners of the securities of Varitek owned by Sanders Morris. Mr. Sanders is deemed to be the beneficial owner of the securities of Varitek owned by SMH Varitek.

The securities deemed beneficially owned by Messrs. Ball, Morris and Sanders through Sanders Morris consist of 702,000 shares of common stock issuable upon the exercise of warrants held by Sanders Morris. The securities deemed beneficially owned by Mr. Sanders through SMH Varitek consist of: (i) 432,157 shares of common stock owned by SMH Varitek which were transferred by the Estate of Harry Bayne and Randy Bayne pursuant to a Stockholders Agreement dated November 27, 2002; (ii) warrants presently exercisable to purchase 1,500,000 shares of common stock at a purchase price of $0.01 per share; and (iii) 300,000 options to purchase common stock held by Randy Bayne transferable upon exercise to SMH Varitek. (iv) 2,000,000 common shares issuable upon conversion of 1,500 shares of Series B Preferred stock, and (v) warrants exercisable to purchase 2,000,000 shares of common stock at $0.75 per share.

(7)	Includes (i) 33,333 shares of common stock issuable upon the conversion of 25 shares of Series A Preferred Stock; (ii) 53,333 shares of common stock issuable upon conversion of 40 shares of Series B Preferred Stock owned by Mr. Ball; and (iii) 102,008 shares of common stock issuable upon the exercise of warrants to purchase common stock at $0.75 per share. Mr. Ball is the beneficial owner of less than 1% of the outstanding shares of Series A and B Preferred Stock. See note 6.
(8)	Includes (i) 33,333 shares of common stock issuable upon the conversion of 25 shares of Series A Preferred Stock: (ii) 53,333 shares of common stock issuable upon conversion of 40 shares of Series B Preferred Stock owned by Mr. Morris; and (iii) 102,008 shares of common stock issuable upon the exercise of warrants to purchase common stock at $0.75 per share. Mr. Morris is the beneficial owner of less than 1% of the outstanding shares of Series A and B Preferred Stock. See note 6.
(9)	Includes 1,233,333 shares of common stock issuable upon the conversion of shares of Series A Preferred Stock beneficially owned by Don Sanders and held by: (i) Sanders II Investments Ltd. (400); (ii) the Sanders Opportunity Fund, L.P. (84); (iii) Lakefront Partners Ltd. (125); (iv) the Sanders Opportunity Fund (Institutional), L.P. (316). Mr. Sanders is the beneficial owner of 19.4% of the outstanding shares of Series A Preferred Stock. See note 6.
(10)	Dan and Harry Granader ownership in separate and joint accounts consist of: (i) 1,120,500 shares of common stock; (ii) warrants presently exercisable to purchase 95,250 shares of common stock at a purchase price of $1.00 per share; (iii) 2,791,333 shares of common stock issuable upon the conversion of 2,093.5 shares of Series B Preferred Stock; and (iv) 6,678,117 shares of common stock issuable upon exercise of warrants to purchase common stock at $0.75 per share; and (v) Harry Granader is the beneficial owner of 2,533,333 shares, and Dan Granader is the beneficial owner of 5,670,683 shares. Harry and Dan jointly own 2,501,183 shares. Dan owns options exercisable to purchase 20,000 common shares at a purchase price of $1.10 per share, Harry and Dan Granader are the beneficial owners of 22.3% of Series B Preferred stock.
(11)	Consists of: (i) 100,000 shares of common stock owned by Mr. Phelps; (ii) options exercisable to purchase 20,000 shares of common stock at prices ranging from $0.80 - $1.10 per share; (iii) warrant to purchase 85,000 shares of common stock with exercise prices ranging from $.75 to $1.00 per share, and (iv) 80,000 shares of common stock issuable upon conversion of 60 shares of Series B Preferred Stock. Mr. Phelps is the beneficial owner of less than 1% of the Series B Stock.
(12)	Includes 600,000 common shares issuable upon the conversion of shares of Series B Preferred Stock beneficially owned by Don Sanders and held by: (i) the Sanders Opportunity Fund Institutional, L.P. (169.4); (ii) the Sanders Opportunity Fund L.P. (55.6); and (iii) Don Sanders (225). Also includes 960,000 common shares issuable to the same funds upon exercise of warrants at $0.75 per share.
(13)	Consists of: (i) 76,680 shares of common stock; (ii) warrants presently exercisable to purchase 151,250 shares of common stock at a purchase price of $1.00 per share; (iii) 3,246,667 shares of common stock issuable upon the conversion of 2,435 shares of Series B Preferred Stock; and (iv) 7,420,007 shares of common stock issuable upon exercise of warrants to purchase common stock at $0.75 per share. Alan Granader is the owner of 24.9% of the Series B Preferred shares.
(14)	Consists of: (i) warrants presently exercisable to purchase 100,000 shares of common stock at a purchase price of $1.00 per share; (ii) 100,000 shares of common stock issuable upon the conversion of 75 shares of Series A Preferred Stock; (iii) 1,086,667 shares of common stock issuable upon the conversion of 815 shares of Series B Preferred Stock; and (iv) 1,456,692 shares of common stock issuable upon exercise of warrants to purchase common stock at $0.75 per share. Neil Granader is the owner of less than 1% of the outstanding shares of Series A Preferred Stock and 9.3% of the Series B Preferred shares.
(15)	Includes options exercisable to purchase 20,000 shares of common stock at prices ranging from $0.80 - $1.10 per share.
(16)	Includes options exercisable to purchase 15,000 shares of common stock at a purchase price of $0.80 per share.

Item 12. Certain Relationships and Related Transactions.

During the last two years, there have been no material transactions between us and any officer, director, or any shareholder owning greater than 5% of our outstanding shares, nor any member of the above referenced individuals’ immediate family, except for: (a) the Placement Agent Agreement with Sanders Morris Harris, Inc.; (b) the loan transaction with Beacon Security Partners. L.P./Z-Link, LLC; (c) the property lease from Beacon Security Partners, LP/Z-Link, LLC; and (d) the loan transactions with Harry, Dan, Alan and Neil Granader, and (e) Preferred Stock security transaction with Harry, Dan, Alan, and Neil Granader, and Don Sanders.

In November, 2002, we closed a $1,500,000 loan transaction with SMH Varitek, LLC a Delaware limited liability company controlled by the principals of Sanders Morris Harris, Inc. On March 30, 2004, this note was converted into 1,500 shares of Series B Preferred Stock and warrants to purchase 2,000,000 shares of common stock at $0.75 per share.

Effective as of December 15, 2002, we loaned $300,000 to Z-Link, LLC, a Texas corporation owned and controlled by Zane Russell, our former Exec. V.P. and COO at that time, and to Beacon Security Partners, L.P., a Texas limited partnership owned and controlled by Mr. Russell’s father.

The promissory note to Z-Link and Beacon Security bore 6% annual interest, was due on December 31, 2003, and is secured by a security interest in all of the assets of Z-Link and Beacon Security. In connection with the loan transaction, the parties entered into a management agreement pursuant to which we provide the services of Zane Russell to Z-Link free of charge until the loan is paid in full. Z-Link has granted us a right of first refusal to purchase the assets comprising the security alarm business known as “A-Link Security,” which right expired on January 1, 2004. The note was to be partially repaid through monthly credit for certain employee compensation and personnel costs including those to Zane Russell that were being incurred by Z-Link on our behalf. As of September 30, 2003, the balance outstanding on the note was $165,000. During August 2003, we advanced an additional $25.000. During September 2003, Z-Link ceased operations and we wrote off the $165,000 balance owing on the note. At the time of the failure of the Z-Link business, there were no material assets left to be foreclosed upon and no efforts were made to exercise our first right of refusal to purchase Z-Link’s security alarm business, which right expired on January 1, 2004. In May, 2004 we filed suit against Zane Russell seeking damages on the loss of the loan made to Z-Link.

From July 1, 2002 through April 2003, we subleased our corporate offices from Beacon Security (now Z-Link) at rates between $5,000 and $8,000 per month. In May, we began paying $7,333 per month under a new lease arrangement whereby Z-Link pays $3,000 per month Until April 2006. Between July, 2003, and January 31, 2005 when we moved to our new location we paid the full amount of the rent as Z-Link has been unable to pay its share.

On January 31, 2003, and April 16, 2003, we sold promissory notes in an aggregate principal amount of $1,846,000. Two of the investors, Harry and Dan Granader (father and son, respectively), collectively loaned $381,000 and received warrants to purchase 95,250 shares of our common stock at a price of $1.00 per share for five years. Alan Granader and Neil Granader, brothers of Dan Granader, loaned $605,000 and $400,000, respectively, and received five year warrants to purchase 151,250 and 100,000 shares of common stock respectively at $1.00 per share. Steve Phelps loaned $60,000 and received five year warrants to purchase 15,000 shares of common stock at $ 1.00 per share. The notes were due on March 31, 2004.

With regard to the notes issued in January 2003, in lieu of interest, we agreed to pay the noteholders. on a quarterly basis beginning with the quarter ended September 30, 2003, and ending with the quarter ended June 30, 2005, a sum equal to 0.4805% of our gross revenues from sales of our RK3000 devices and related monthly monitoring services. In the event that the total amount paid in lieu of interest does not meet or exceed an annual yield of 10% of the principal amount loaned, we will be obligated to pay the noteholders, within 30 days after June 30. 2005, the difference between the total amount paid in lieu of interest and an amount equal to 20% of the principal amount loaned. With regard to the notes we issued in April 2003, in lieu of interest, we agreed to pay the noteholders, on a quarterly basis beginning with the quarter ended September 30, 2003, and ending with the quarter ended June 30, 2005, a sum equal to 0.4375% of our gross revenues from sales of the RK3000 and related monthly monitoring services. In the event that the total amount paid in lieu of interest does not meet or exceed an annual yield of 10% of the principal amount loaned, we will be obligated to pay the noteholders, within 30 days after June 30, 2005, the difference between the total amount paid in lieu of interest and an amount equal to 20% of the principal amount loaned.

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

In July, September and October 2003, we borrowed an additional $855,000. Of the $855.000, Harry and Dan Granader, father and son respectively, loaned $175,000 and Sanders Opportunity Fund LP, an affiliate of Don Sanders loaned $250,000. Neil Granader, a brother of Dan Granader, loaned $175,000. The notes were due July 31, 2004 and, in lieu of interest, collectively pay sums equal to 2.565% of the revenue from January 1, 2004 through December 31, 2004, derived from a product the Company expected to begin marketing in early 2004. A Minimum payment in lieu of interest of 15% of the principal amount of the note is guaranteed. On March, 2004, these notes were also converted into the equity units of which the Company closed an offering on that date. As a result Dan and Harry Granader received 175 shares of Series B Preferred stock and warrants to purchase 233,333 shares of common stock at $0.7 5 per share. Alan Granader received 175 shares of Series B Preferred stock and warrants to purchase 233,333 shares of common stock at $0.75 per share. The Sanders Opportunity Fund LP received 250 shares of Series B Preferred stock and warrants to purchase 333,333 shares of common stock at S0.75 per share.

On March 30, 2004 the Company closed an equity offering of units consisting of (i) one share of Series B Preferred stock convertible into 1,333 shares of common stock and (ii) a warrant to purchase 1,333 shares of common stock at $0.75 per share. Such offering raised $2,397,000. Of such amount, Harry and Dan Granader contributed $167,500, Alan Granader contributed $270,000, Neil Granader contributed $120,000, the Sanders Opportunity Fund LP contributed $157,500, Don Sanders contributed $157,000. As a result they received Series B Preferred shares and warrants to purchase common stock at $0.75 per share as follows: Harry and Dan Granader 167.5 shares and 224,000 warrants. Alan Granader 270 shares and 360,267 warrants, Neil Granader 120 shares and 160,533 warrants, Sanders Opportunity Fund LP 157.5 shares and 210,000 warrants, Don Sanders 157.5 shares and 210,000 warrants.

As Placement Agent for the units, Sanders Morris Harris, Inc. was paid a fee of $123,475 and seven year warrants to purchase 148,600 shares of common stock at $0.75 per share.

In September, 2004 the Sanders Opportunity Fund LP paid $67,500 for 67.5 shares of Series B Preferred stock and warrants to purchase 270,000 shares of common stock for $0.75 per share.

As Placement Agent for this purchase and other purchases by unaffiliated investors, Sanders Morris Harris, Inc. was paid $20,498.

During July through December 2004 members of the Granader Family paid $1,600,000 to purchase Series B Preferred Stock and warrants to purchase common stock. As a result, Harry and Dan Granader received 675 shares of Series B Preferred Stock and warrants to purchase 2,700,000 shares of common stock at $0.75 per share, Alan Granader received 475 shares of Series B Preferred Stock and warrants to purchase 1,900,000 shares of common stock at $0.75 per share, and Neil Granader received 100 shares of Series B Preferred Stock and warrants to purchase 400,000 shares of common stock at $0.75 per share.

We may enter into additional transactions with interested parties including our officers and directors in the future which transactions are permitted by our Certificate of Incorporation when the fact of such interested relationship is disclosed to and known by the Board of Directors and the contractor transaction is fair and reasonable to us. Our Board of Directors has adopted a policy that we shall not be allowed to engage in transaction with related parties including transactions with our officers and directors and affiliates, unless such transactions are on terms that the board believes are no less favorable than could have been obtained from unaffiliated third parties. Although we have no separate conflicts policy to comply with Delaware law with respect to transactions involving potential conflicts, Delaware law requires that all transactions between us and any director or executive officer or affiliate are subject to full disclosure and approval of the majority of the disinterested members of the board of directors, approval of the majority of our shareholders or the determination at the contract or transaction is intrinsically fair to us.

Item 13. Exhibits and Reports on Form 8-K.

(a)	The following exhibits are filed with or incorporated by reference to this annual report.

Exhibit No.	Description
3.1	Amended and Restated Bylaws.

3.2	Certificate of Incorporation of Remote Knowledge, Inc.

3.3	Remote Knowledge, Inc. Bylaws.

3.4	Certificate of Merger of Varitek Industries. Inc. and Remote Knowledge, Inc.

4.1	Warrant to purchase 22,500 shares issued to Orrin H. Swayze on March 21, 2002.

4.2	Amended and Restated Warrant to purchase 553,400 shares issued to Sanders Morris Harris, Inc. on December 5, 2002.

4.3	Warrant to purchase 1,500,000 shares issued to SMH Varitek LLC on November 27, 2002.

4.4	Form of warrant issued to noteholders on January 31, 2003.

4.5	Form of warrant issued to noteholders on April 16, 2003.

4.6	Series B Preferred Stock Designation.

4.7	Form of Warrant issued in connection with Issuance of Series B Preferred Stock on March 30, 2004.

10.1	Employment Agreement of Randy S. Bayne.

10.2	Employment Agreement of Henry Houston.

10.3	Varitek Industries, Inc. 2002 Stock Option Plan as amended and ISO Plan.

10.4	Equity Agreement dated as of August 22, 2001, between Varitek and BACO International.

10.5	First Amendment to Equity Agreement between Varitek and BACO International dated as of March 20, 2002.

10.6	Voting Agreement dated as of March 21, 2002, among Sanders Morris Harris Inc., Varitek, Harry Bayne, BACO International, Randy Bayne and Arthur Goetze.

10.7	Placement Agent Agreement between Varitek and Sanders Morris Harris, Inc. dated March 21, 2002.

10.8	Amendment 1 to Placement Agent Agreement dated November 26, 2002.

10.9	Financial Advisory Agreement between Varitek and Sanders Morris Harris Inc. dated September 28, 2001.

10.10	Stockholders Agreement dated as of November 27, 2002 among SMH Varitek LLC, Varitek, Harry Bayne, BACO International, and Randy Bayne.

10.11	Letter Agreement dated as of November 27, 2002, between SMH Varitek LLC and Randy Bayne.

10.12	Promissory Note in the principal amount of $300.000 dated as of December 15, 2002, issued by Beacon Security Partners, LP and Z-Link, LLC to Varitek.

10.13	Security Agreement dated as of December 15, 2002, among Beacon Security Partners, LP, Z-Link, LLC and Varitek.

10.14	Management Agreement dated as of December 15, 2002, among Varitek, Beacon Security Partners, LP and Z-Link, LLC.

10.15	Mark Sullivan Consulting Agreement.

10.16	License Agreement between Cislunar and Varitek.

10.17	Dan Goodhall Settlement Agreement Amended.

10.18	D&J Marine Sales and Distribution Agreement.

10.19	Oracle Settlement Agreement.

10.20	Sprint Advantage Agreement.

31.1	Rule 13a-14 Certification.

31.2	Rule 13a-14 Certification

32.1	Section 1350 Certification.

(b) Reports on Form 8-K.

      December 10, 2004

      September 3, 2004

      April 5, 2004

Item 14. Principal Accountant Fees and Services

	2003		2004
1) Audit Fees		$75,000		$95,000
2) Audit related fees and services		$-0-	S	-0-
3) Fees for tax related services		$-0-	S	-0-
4) All other fees	S	-0-	S	-0-

REMOTE KNOWLEDGE, INC.

(A Development Stage Enterprise)

DECEMBER 31, 2004 AND 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders

Remote Knowledge, Inc.

We have audited the accompanying balance sheet of Remote Knowledge, Inc. (the “Company”), a development stage enterprise, as of December 31, 2004 and the related statements of operations, shareholders’ deficit and cash flows for the years ended December 31, 2004 and 2003 and for the period from January 1, 2001, (inception of development stage) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Remote Knowledge, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and for the period from January 1, 2001, (inception of development stage) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has suffered significant losses and has a working capital deficit of $2,361,885 and a net shareholders’ deficit of $1,738,916 at December 31, 2004, which matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HEIN & ASSOCIATES LLP

Houston, Texas

March 25, 2005

REMOTE KNOWLEDGE, INC.

(A Development Stage Enterprise)

BALANCE SHEET

DECEMBER 31, 2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$52,658
Accounts receivable	21,065
Inventories	407,621
Prepaid and other current assets	189,295

Total current assets	670,639

PROPERTY AND EQUIPMENT, net	622,969

Total assets	$1,293,608

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable – trade	$677,472
Accrued expenses	1,274,296
Payable to shareholder	132,150
Notes payable	948,606

Total current liabilities	3,032,524

COMMITMENTS AND CONTINGENCIES (notes 3 and 9)

SHAREHOLDERS’ DEFICIT:
Preferred stock – series A, $.001 par value; 15,000 shares authorized; 4,775 shares issued and outstanding	5
Preferred stock – series B, $.001 par value; 13,500 shares authorized; 8,712 shares issued and outstanding	9
Common stock, $.001 par value; 100,000,000 shares authorized; 6,657,683 shares issued and outstanding	6,658
Deferred compensation	(295,415)
Additional paid-in capital	50,596,377
Accumulated deficit	(10,234,380)
Deficit accumulated during development stage	(41,812,170)

Total shareholders’ deficit	(1,738,916)

Total liabilities and shareholders’ deficit	$1,293,608

See accompanying notes to these financial statements.

REMOTE KNOWLEDGE, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,		PERIOD FROM JANUARY 1, 2001 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2004
	2004	2003
REVENUES	$43,730	$—	$43,370

COST OF GOODS SOLD	38,976	—	38,976

GROSS PROFIT	4,754	—	4,754

OPERATING COSTS AND EXPENSES:
Advisory services	—	—	4,169,146
Research and development	206,482	106,809	4,245,607
Loss on impairment of assets	—	—	1,525,246
Professional fees	370,272	653,015	2,014,626
Advertising and promotion fees	135,009	335,247	1,297,706
General and administrative expenses	3,365,592	3,313,463	10,541,584

Total operating costs and expenses	4,077,355	4,408,534	23,793,915

OTHER EXPENSE (INCOME):
Interest expense	485,422	1,884,081	2,703,070
Amortization of deferred financing costs	—	1,089,396	1,188,432
Other expense	7,500	—	7,500
Interest income	(796)	(25,380)	(27,420)
Debt forgiveness	—	(97,766)	(1,384,978)

Total other expense (income)	492,126	2,850,331	2,486,604

See accompanying notes to these financial statements.

REMOTE KNOWLEDGE, INC.

(A Development Stage Enterprise)

NET LOSS	(4,564,727)	(7,258,865)	(26,275,765)

EFFECTIVE DIVIDEND FROM AMORTIZATION OF DISCOUNT RELATED TO BENEFICIAL CONVERSION OF MANDATORILY REDEEMABLE SERIES A PREFERRED STOCK	—	(1,898,148)	(5,554,000)

WARRANTS ISSUED FOR RELEASE OF REDEMPTION PROVISION OF SERIES A PREFERRED STOCK	(1,291,912)	—	(1,291,912)

EFFECTIVE DIVIDEND FROM AMORTIZATION OF DISCOUNT RELATED TO BENEFICIAL CONVERSION OF SERIES B PREFERRED STOCK AND WARRANTS	(8,690,493)	—	(8,690,493)

NET LOSS ATTRIBUTABLE TO COMMON SHARES	$(14,547,132)	$(9,157,013)	$(41,812,170)

NET LOSS PER SHARE:

Basic and diluted	$(2.36)	$(1.71)	$(8.16)

NUMBER OF SHARES USED IN CALCULATING NET LOSS PER SHARE:
Basic and diluted	6,161,130	5,368,175	5,127,130

See accompanying notes to these financial statements.

REMOTE KNOWLEDGE, INC.

(A Development Stage Enterprise)

STATEMENTS OF SHAREHOLDERS’ DEFICIT

Period from January 1, 2001 (Inception of Development Stage) to December 31, 2004

	PREFERRED STOCK
	SERIES A		SERIES B		COMMON STOCK		ADDITIONAL PAID–IN CAPITAL	DEFERRED COMPENSATION	SHAREHOLDER RECEIVABLE	ACCUMULATED DEFICIT	DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	TOTAL
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL
Balances, January 1, 2001 (inception of development stage)	—	$—	—	$—	3,142,774	$3,143	$8,125,719	$—	$(226,413)	$(10,234,380)	$—	$(2,331,931)
Sale of common stock ($2.00 per share)	—	—	—	—	451,900	452	903,348	—	—	—	—	903,800
Issuance of common stock for services ($2.08 – $8.08 per share)	—	—	—	—	978,709	979	4,600,754	—	—	—	—	4,601,733
Issuance of common stock for related party debt ($2.08 per share)	—	—	—	—	444,416	444	888,388	—	—	—	—	888,832
Stock–based compensation ($2.00 – $4.00 per share)	—	—	—	—	—	—	184,288	—	—	—	—	184,288
Contributions	—	—	—	—	—	—	27,900	—	—	—	—	27,900
Net loss	—	—	—	—	—	—	—	—	—	—	(9,868,125)	(9,868,125)

Balances, December 31, 2001	—	—	—	—	5,017,799	5,018	14,730,397	—	(226,413)	(10,234,380)	(9,868,125)	(5,593,503)
Issuance of common stock for debt ($4.00 per share)	—	—	—	—	175,000	175	699,825	—	—	—	—	700,000
Issuance of common stock for services ($1.30 – $3.80 per share)	—	—	—	—	230,125	230	408,532	—	—	—	—	408,762
Stock–based compensation ($2.00 – $2.25 per share)	—	—	—	—	—	—	44,271	—	—	—	—	44,271
Retirement of common stock ($0.00 – $4.00 per share)	—	—	—	—	(185,750)	(186)	(79,814)	—	80,000	—	—	—
Issuance of warrants for loans ($0.01 – $1.00 per share)	—	—	—	—	—	—	1,107,208	—	—	—	—	1,107,208
Effective dividend related to beneficial conversion of preferred stock	—	—	—	—	—	—	—	—	—	—	(3,655,852)	(3,655,852)
Capital contributed for placement of debt	—	—	—	—	—	—	1,188,432	—	—	—	—	1,188,432
Discount on mandatorily redeemable preferred stock	—	—	—	—	—	—	5,554,000	—	—	—	—	5,554,000
Offering costs of mandatorily redeemable preferred stock	—	—	—	—	—	—	(513,967)	—	—	—	—	(513,967)
Net loss	—	—	—	—	—	—	—	—	—	—	(4,584,048)	(4,584,048)

Balances, December 31, 2002	—	—	—	—	5,237,174	5,237	23,138,884	—	(146,413)	(10,234,380)	(18,108,025)	(5,344,697)

See accompanying notes to these financial statements.

REMOTE KNOWLEDGE, INC.

(A Development Stage Enterprise)

STATEMENTS OF SHAREHOLDERS’ DEFICIT (CONTINUED)

Period from January 1, 2001 (Inception of Development Stage) to December 31, 2004

	PREFERRED STOCK
	SERIES A		SERIES B		COMMON STOCK		ADDITIONAL PAID–IN CAPITAL	DEFERRED COMPEN- SATION	SHAREHOLDER RECEIVABLE	ACCUMU- LATED DEFICIT	DEFICIT ACCUMU- LATED DURING DEVELOPMENT STAGE	TOTAL
	SHARES	CAPITAL	SHARES	CAPITAL	SHARES	CAPITAL
Issuance of common stock for debt ($2.50 – $3.30 per share)	—	$—	—	$—	164,113	$164	$456,950	$—	$—	$—	$—	$457,114
Issuance of common stock for services ($1.60 per share)	—	—	—	—	168,891	169	270,056	—	—	—	—	270,225
Issuance of common stock for assets ($1.60 per share)	—	—	—	—	5,000	5	7,995	—	—	—	—	8,000
Issuance of common stock options for services ($1.00 per share)	—	—	—	—	—	—	849,695	(333,977)	—	—	—	515,718
Stock–based compensation ($1.00 per share)	—	—	—	—	—	—	389,000	(77,725)	—	—	—	311,275
Issuance of warrants for loans ($1.00 per share)	—	—	—	—	—	—	903,811	—	—	—	—	903,811
Issuance of warrants for services ($1.00 per share)	—	—	—	—	—	—	50,826	(27,531)	—	—	—	23,295
Effective dividend related to beneficial conversion of preferred stock	—	—	—	—	—	—	—	—	—	—	(1,898,148)	(1,898,148)
Issuance of common stock upon conversion of preferred stock ($1.00 per share)	—	—	—	—	20,000	20	19,980	—	—	—	—	20,000
Forgiveness of receivable from sale of stock	—	—	—	—	—	—	—	—	146,413	—	—	146,413
Net loss	—	—	—	—	—	—	—	—	—	—	(7,258,865)	(7,258,865)

Balances, December 31, 2003	—	—	—	—	5,595,178	5,595	26,087,197	(439,233)	—	(10,234,380)	(27,265,038)	(11,845,859)

Issuance of common stock for rent ($0.90 per share)	—	—	—	—	50,000	50	44,950	—	—	—	—	45,000
Issuance of common stock options for services ($1.00 - $1.60 per share)	—	—	—	—	—	—	410,779	(410,779)	—	—	—	—
Issuance of preferred stock for services	—	—	12	—	—	—	12,000	—	—	—	—	12,000
Amortization of deferred compensation	—	—	—	—	—	—	—	554,597	—	—	—	554,597
Issuance of Series B preferred stock (each share of preferred stock convertible into 1,333 shares of common stock)	—	—	4,499	5	—	—	4,499,497	—	—	—	—	4,499,502
Commissions and fees associated with raising equity	—	—	—	—	—	—	(174,429)	—	—	—	—	(174,429)
Conversion of notes payable to Series B preferred stock	—	—	4,201	4	—	—	4,200,996	—	—	—	—	4,201,000
Reclassification of mandatorily redeemable preferred stock to equity	5,534	6	—	—	—	—	5,533,994	—	—	—	—	5,534,000
Issuance of common stock upon conversion of preferred stock	(759)	(1)	—	—	1,012,505	1,013	(1,012)	—	—	—	—	—
Warrants issued for release of redemption provision on preferred stock	—	—	—	—	—	—	1,291,912	—	—	—	(1,291,912)	—
Effective dividend related to beneficial conversion of preferred stock	—	—	—	—	—	—	8,690,493	—	—	—	(8,690,493)	—
Net loss	—	—	—	—	—	—	—	—	—	—	(4,564,727)	(4,564,727)

Balances, December 31, 2004	4,775	$5	8,712	$9	6,657,683	$6,658	$50,596,377	$(295,415)	$—	$(10,234,380)	$(41,812,170)	$(1,738,916)

See accompanying notes to these financial statements.

REMOTE KNOWLEDGE, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,		PERIOD FROM JANUARY 1, 2001 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31 2004
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,564,727)	$(7,258,865)	$(26,275,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	209,906	1,656,405	2,011,019
Amortization of deferred financing costs	—	1,089,396	1,188,432
Depreciation	184,447	66,292	462,451
Loss on impairment of fixed assets	39,036	—	39,036
Common stock issued for services	498,637	270,225	5,779,357
Common stock issued for rent	45,000	—	45,000
Stock based compensation	55,960	311,275	586,794
Common stock warrants issued for services	—	23,295	23,295
Common stock options issued for services	—	515,718	515,718
Preferred stock issued for services	12,000	—	12,000
Debt forgiveness	—	(97,766)	(1,384,978)
Impairment of long-lived assets	—	—	1,525,246
Bad debt charge offs	—	173,028	173,028
Expenses offset against related party receivable	—	32,364	126,973
Charge off of receivable from sale of stock	—	146,413	146,413
Changes in assets and liabilities:
Accounts receivable	(21,065)	—	(21,065)
Inventory	(364,833)	(42,788)	(407,621)
Prepaid and other current assets	(178,515)	(22,707)	(156,799)
Accounts payable – trade	(508,182)	659,861	1,235,595
Accrued expenses	291,406	151,818	507,142
Related party payable	—	—	399,259

Net cash used in operating activities	(4,300,930)	(2,271,268)	(13,469,470)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of fixed assets	(138,076)	(672,124)	(855,649)
Related party receivable	—	—	(300,000)

Net cash used in investing activities	(138,076)	(672,124)	(1,155,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of notes payable	(110,000)	(176,000)	(286,000)
Net proceeds from line of credit	25,000	—	25,000
Net proceeds from sale of Series B Preferred Stock	4,325,073	—	4,325,073
Capital contributions	—	—	27,900
Proceeds from SMH note payable	—	—	1,500,000
Proceeds from sale of common stock	—	—	903,800
Proceeds from other notes payable	232,863	2,610,000	3,108,863
Net proceeds from sale of mandatorily redeemable preferred stock	—	—	5,040,033

Net cash provided by financing activities	4,472,936	2,434,000	14,644,669

NET CHANGE IN CASH AND CASH EQUIVALENTS	33,930	(509,392)	19,550

CASH AND CASH EQUIVALENTS, beginning of period	18,728	528,120	33,108

CASH AND CASH EQUIVALENTS, end of period	$52,658	$18,728	$52,658

See accompanying notes to these financial statements.

REMOTE KNOWLEDGE, INC.

(A Development Stage Enterprise)

NON-CASH TRANSACTIONS:
Issuance of warrants for loans	$—	$903,811	$2,011,019
Conversion of notes payable to equity	$4,201,000	$—	$4,201,000
Issuance of common stock for related party debt	$—	$—	$888,832
Issuance of common stock for debt	$—	$457,114	$1,154,939
Issuance of common stock for assets	$—	$8,000	$8,000
Conversion of accounts payable to notes payable	$—	$—	$766,484
Contribution of capital by shareholders for financing costs	$—	$—	$1,188,432
Issuance of Common Stock upon conversion of Preferred	$1,012,505	$20,000	$1,032,505
Conversion of mandatorily redeemable preferred stock to equity	$5,534,000	$—	$5,534,000
Effective dividend from amortization of discount related to beneficial conversion of mandatorily redeemable Series A preferred stock	$—	$1,898,148	$5,554,000
Warrants issued for release of redemption provision of Series A preferred stock	$1,291,912	$—	$1,291,912
Effective dividend from amortization of discount related to beneficial conversion of Series B preferred stock and warrants	$8,690,493	$—	$8,690,493

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$82,396	$9,767	$92,163

See accompanying notes to these financial statements.

REMOTE KNOWLEDGE, INC.

(A Development Stage Enterprise)

1.	ORGANIZATION

Remote Knowledge, Inc. (the “Company”) was originally incorporated in Texas in 1970 and reincorporated in 2003 in Delaware. It spun off its only operating activities at the end of 2000. Since January 1, 2001, the Company has been in a development stage. The Company is currently marketing a telematics monitoring device with an associated monthly fee for such support services. Telematics combines wireless voice and data communication with global positioning technology. The device will permit a remotely located asset to be constantly monitored for security (e.g. fire, intrusion), loss of vital functions (e.g. power, equipment failures) and location. The device also provides status checking via the Internet and short text messaging. The device is being marketed to the marine pleasure craft and oil and gas production markets. The Company has several current and pending patents.

2.	SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventories – Inventories, comprised of $308,574 of raw materials and $99,047 of finished goods, are recorded at the lower of cost (first-in, first-out) or market value.

Property and Equipment – Property and equipment are stated at cost. Maintenance and repair costs are charged to expense as incurred; costs of major additions and betterments are capitalized. Depreciation is determined on a straight-line basis using estimated useful lives ranging from three to five years. Depreciation expense for the years ended December 31, 2004 and 2003 was $184,447 and $66,292, respectively and $462,451 since the inception of the Development Stage.

Revenue Recognition – Revenues are recognized when title and risk of loss transfers to the customer and the earnings process is complete.

Income Taxes – Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss). A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

REMOTE KNOWLEDGE, INC.

(A Development Stage Enterprise)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Comprehensive Loss – Comprehensive loss is defined as all changes in shareholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net loss, changes in certain assets and liabilities that are reported directly in capital, and certain changes in minimum pension liabilities. The Company’s comprehensive loss was equal to its net loss for all periods presented in these financial statements.

Stock-Based Compensation – The Company accounts for its stock based compensation under the intrinsic value method prescribe in Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees.” On December 16, 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” ( “SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in the financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. For public entities that file as small business filers, SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period that begins after December 15, 2005. There was no impact on the Company’s basic financial statements resulting from the issuance of SFAS No. 123(R).

Had the Company used the fair-value-based method of accounting for the stock option plan prescribed by SFAS No. 123(R) and charged compensation expense against income over the vesting period based on the fair value of options at the date of grant, net income (loss) and earnings (loss) per share as reported would have been reduced to the following pro forma amounts:

REMOTE KNOWLEDGE, INC.

(A Development Stage Enterprise)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	YEARS ENDED DECEMBER 31,
	2004	2003
Net loss attributable to common shareholders as reported	$(14,547,132)	$(9,157,013)
Stock based employee compensation included in reported net loss	55,960	311,275
Total stock-based employee compensation expense determined under fair value based method for all options	(364,285)	(1,268,568)

Pro forma net loss	$(14,855,457)	$(10,114,306)

Basic and diluted loss per share
As reported	$(2.36)	$(1.71)
Pro forma	$(2.41)	$(1.88)

The Company used the Black-Scholes option pricing model to value stock options for all proceeds: no expected dividend yield; expected volatility of 157%-301%; risk-free interest rates of 3.1%-5.0%; and expected lives of 3-8 years.

Loss per share (LPS) is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted LPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Common stock equivalents of 46,142,177 and 11,953,734 for the years ended December 31, 2004, and 2003, respectively, have been excluded from the calculation of weighted-average shares for purposes of calculating diluted net loss per share, as such inclusion is anti-dilutive.

In March 2004, the Series A Preferred Stock shareholders were granted 667 warrants for releasing the redemption provision. These warrants were valued at $1,291,912 and treated as a discount on the Series A Preferred Stock and a component of additional paid-in capital. The discount was reflected as a dividend in March 2004.

Certain reclassifications have been made to prior year amounts to conform to current year presentation.

Other New Accounting Pronouncements – The FASB issued SFAS No. 123(R) on December 16, 2004. See discussion in Stock-Based Compensation section.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. The Company believes that the adoption of this standard will have no material impact on the results of operations, financial position or cash flow.

REMOTE KNOWLEDGE, INC.

(A Development Stage Enterprise)

3.	GOING CONCERN/MANAGEMENT PLANS

The Company’s losses for the years ended December 31, 2004 and 2003 amounted to $4,564,727 and $7,258,865, respectively and $26,275,765 since inception of Development Stage. In addition, the Company to date has minimal revenue and does not expect any meaningful revenue until the third quarter of 2005. As a result of these losses, and the fact the Company has minimal revenue, the Company’s working capital position at December 31, 2004 was a negative $2,361,885. Its ability to generate sufficient cash flows from operations to meet its operating and capital requirements is uncertain, and the Company must raise additional capital in order to continue. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

In order to meet its working capital needs the Company has raised cash through offerings of Series B Preferred Stock and warrants to purchase common stock. The first offer closed March 30, 2004 and raised $2,432,000. Subscription agreements for additional offerings totaling $6,467,500 were received and were to be closed in three tranches. The first tranche for $1,717,500 closed prior to December 31, 2004. The second tranche ($2,500,000) and the third tranche ($2,250,000) had conditions that the Company sell 100 and 400 devices, respectively, before the subscriptions became binding. Although the Company has not achieved the sales threshold to activate the second tranche subscriptions, the subscribers have, from time to time, waived the sales requirement and provided funds to meet the Company’s current obligations. As of December 31, 2004 the Company has received $350,000 of the second tranche. A total of $1,450,000 has been provided through March 15, 2005.

The Company believes in the near term the remaining subscriptions will permit the Company to continue its operations and produce revenues. However, there can be no assurance that these subscribers will continue to waive the sales requirement and provide funds or that the Company can become cash flow positive before additional funds are required.

REMOTE KNOWLEDGE, INC.

(A Development Stage Enterprise)

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Useful Life	DECEMBER 31, 2004
Satellite Earth Station and Communications Technology	5	$552,872
Computer and related equipment	5	135,787
Software, tools and website	3	136,828
Other	5	78,282

		903,769
Less – Accumulated depreciation		(280,800)

Total property and equipment, net		$622,969

REMOTE KNOWLEDGE, INC.

(A Development Stage Enterprise)

5.	RELATED PARTY TRANSACTIONS

Note Receivable – On December 15, 2002 the Company advanced an entity, controlled by a former Officer, $300,000 in exchange for a 6% promissory note due December 31, 2003. The note was secured by the assets of the related entity. The note was partially repaid through monthly credit for certain employee compensation and personnel costs that were being incurred by the related entity on behalf of the Company. For the twelve months ended December 31, 2003, approximately $82,000 has been offset against the note for such services. From July 1, 2002 through April 2003, the Company subleased its corporate offices from the same related entity at rates between $5,000 and $8,000 per month. In May and June 2003 the Company paid $7,000 per month and the related party paid $3,000 per month under a 3-year extension of the lease. From July 2003 through January 2005, when the Company moved to a new location, the Company paid the full amount of the rent as the related entity was unable to pay its share.

In September 2003 the related entity ceased operation, terminated all its employees and no longer had a presence in the office. As a result the Company wrote off the full amount of the note, the advance, the non-reimbursed rent and the accrued interest totaling approximately $173,000. The Company has filed suit to collect the amount.

Payable to Major Shareholder - The Company has an unsecured payable to the Estate of Harry Bayne at December 31, 2004 and 2003 of $132,150.

Notes Payable - In November 2002, the Company closed a $1,500,000 loan transaction with SMH Varitek LLC (“SMH Varitek”), a Delaware limited liability company controlled by a group of significant shareholders. The note was originally due without interest on November 27, 2003, but was extended to May 27, 2004. As consideration for the loan, the Company issued SMH Varitek warrants to purchase 1,500,000 shares of common stock at a price of $0.01 per share for five years. The value assigned to the warrants was reflected as a discount on the note and was amortized over the original term of the note. As additional consideration for the SMH Varitek loan, Randy Bayne and the Estate of Harry Bayne collectively transferred 432,157 shares of common stock to SMH Varitek. The value of these shares was approximately $1.2 million and has been reflected as deferred financing costs (amortized over the original term of the loan) and contributed capital to the Company. On March 30, 2004, the note was converted into 1,500 shares of Series B Preferred Stock and warrants to purchase 2,000,000 shares of common stock at $0.75 per share.

REMOTE KNOWLEDGE, INC.

(A Development Stage Enterprise)

5.	RELATED PARTY TRANSACTIONS (continued)

On January 31, 2003, and April 16, 2003, the Company sold promissory notes in an aggregate principal amount of $1,846,000 ($1,446,000 to related parties, consisting of directors and significant shareholders, and $400,000 to non-related parties). The related parties and non-related parties respectively received warrants to purchase 361,500 and 100,000 shares of common stock at a price of $1.00 per share for five years. The notes were due on March 31, 2004.

With regard to the notes issued in January 2003, in lieu of interest, the Company agreed to pay the noteholders, on a quarterly basis beginning with the quarter ended September 30, 2003, and ending with the quarter ended June 30, 2005, a sum equal to 0.4805% of the Company’s gross revenues from sales of the RK3000 devices and related monthly monitoring services. In the event that the total amount paid in lieu of interest does not meet or exceed an annual yield of 10% of the principal amount loaned, the Company will be obligated to pay the noteholders, within 30 days after June 30, 2005, the difference between the total amount paid in lieu of interest and an amount equal to 20% of the principal amount loaned. With regard to the notes the Company issued in April 2003, in lieu of interest, the Company agreed to pay the noteholders, on a quarterly basis beginning with the quarter ended September 30, 2003, and ending with the quarter ended June 30, 2005, a sum equal to 0.4375% of the Company’s gross revenues from sales of the RK3000 devices and related monthly monitoring services. In the event that the total amount paid in lieu of interest does not meet or exceed an annual yield of 10% of the principal amount loaned, the Company will be obligated to pay the noteholders, within 30 days after June 30, 2005, the difference between the total amount paid in lieu of interest and an amount equal to 20% of the principal amount loaned.

In July, September and October 2003, the Company borrowed an additional $855,000 ($600,000 from related parties, consisting of directors and significant shareholders, and $255,000 from non-related parties). The notes are due July 31, 2004 and, in lieu of interest, collectively pay sums equal to 2.565% of the revenue from January 1, 2004 through December 31, 2004, derived from a product the Company expected to begin marketing in early 2004. A minimum payment in lieu of interest of 15% of the principal amount of the note is guaranteed.

On March 30, 2004, the notes discussed above ($1,500,000, $1,846,000 and $855,000) totaling $4,201,000 ($3,546,000 from related parties, consisting of directors and significant shareholders, and $655,000 from non-related parties) were converted into the equity units of which the Company closed an offering on that date. As a result, the related parties and non-related parties, respectively, received 3,546 and 655 shares of Series B Preferred Stock and warrants to purchase 4,728,000 and 873,333 shares of common stock at $0.75 per share.

REMOTE KNOWLEDGE, INC.

(A Development Stage Enterprise)

6.	Notes Payable

Notes payable consisted of the following:

DECEMBER 31, 2004
Note bearing 8% interest payable June 30, 2005 (a)	$515,743
Note bearing 6% principal and interest payable April 30, 2005 (b)	207,863
Note bearing 20% principal and interest payable June 30, 2005 (c)	25,000
Commercial Bank Note bearing 6% interest (d)	200,000

$948,606

(a)	In December 2002, the Company signed a note payable of $480,484 to a vendor for its engineering and programming services, bearing interest at 8% payable August 31, 2003. The note is secured by the vendor’s work product and the equipment in the Company’s data center. The note and interest were not paid when due. In June 2004, the Company paid $12,500 in interest and added the remainder of the interest due, $35,259, to the note balance, and the due date was extended until June 30, 2005.
(b)	In December 2004, the Company signed a note payable of $207,863, bearing interest at 6%, to a vendor for inventory. The note is secured by the inventory. Principal payments are due in January, February, and March of 2005, with a final payment of principal and interest due in April 2005.
(c)	In March 2004, various note holders converted their debt, in the amount of $4,201,000, to equity. However, one holder elected not to convert. This note bears interest at 20% and is due on June 30, 2005.
(d)	Note payable to a commercial bank, due January 15, 2005, with interest at prime plus 1% (6% at December 31, 2004) payable in monthly interest payments. The note is a revolving line of credit, with a maximum borrowing base equal to $200,000. The note is guaranteed by a shareholder and was paid on January 15, 2005.

REMOTE KNOWLEDGE, INC.

(A Development Stage Enterprise)

7.	SHAREHOLDERS’ EQUITY

The Company reincorporated in Delaware in July 2003 and increased its authorized common stock to 100,000,000 and assigned a par value of $.001/share. This par value has been reflected retroactively to all periods presented herein.

Preferred Stock – The Company has authorized 10,000,000 shares of preferred stock with a par value of $.001 per share, of which 15,000 shares have been designated as Series A Preferred Stock and 13,500 shares have been designated as Series B Preferred Stock. The remaining 9,971,500 shares are available for future designation.

During 2002, the Company sold 5,554 shares of Series A Preferred Stock for $5,554,000. In 2004, the Company issued warrants to purchase 3,691,178 shares of common stock at $0.75 per share in exchange for the shareholders release of the redemption provision on the Series A Preferred Stock. The fair value of these warrants was $1,291,912 and was reflected as a preferred stock dividend. Following the release, the Series A Preferred Stock was reclassified from a liability to equity.

During 2004, the Company sold 4,499 shares of Series B Preferred Stock for $4,499,502. Also, the Company converted $4,201,000 of notes payable into 4,201 shares of Series B Preferred Stock. In conjunction with these transactions, the Company issued seven year warrants to purchase 17,130,000 shares of common stock at $0.75 per share

Both the Series A Preferred Stock and the Series B Preferred Stock shares vote at a rate equal to the number of shares of common stock into which these shares could be converted. Each share of Series A and Series B Preferred Stock is fully convertible into shares of common stock, at the option of the holder thereof, at any time. The current rate of conversion is 1,333 common shares for each preferred share. The conversion rate will be reduced in the event of share splits, share dividends, recapitalization and similar transactions. The conversion rate also will be reduced in the event of certain issuances of common stock, options or warrants to acquire common stock or securities convertible into common stock, at a purchase price or conversion price less than the then applicable conversion price, called dilutive issuances. The Series A beneficial conversion feature was valued at the gross proceeds of $5,554,000, which was treated as a discount on the Series A Preferred Stock and a component of additional paid-in capital. The discount was amortized as a dividend through March 31, 2003, which was the first date that the preferred stock could be converted into common stock. The Series B beneficial conversion feature was valued at $8,690,493 which was treated as a discount on the Series B Preferred Stock and a component of additional paid-in capital. The discount was reflected as a dividend on the dates of purchase, which was the first date that the preferred stock could be converted into common stock.

REMOTE KNOWLEDGE, INC.

(A Development Stage Enterprise)

7.	SHAREHOLDERS’ EQUITY (continued)

All shares of Series A and Series B Preferred Stock will automatically convert into shares of common stock upon the occurrence of either of the following: (a) the date specified by the vote of the holder or holders of not less than 80% in voting power of the outstanding shares of each series of preferred stock to convert the preferred stock into shares of common stock, or (b) an underwritten public offering pursuant to an effective registration statement under the Securities Act covering the offer and sale of common stock by us to the public at a public offering price which is not less than $5.00 per share (subject to adjustment for stock splits, stock dividends, recapitalizations and similar transactions) and $25,000,000 in the aggregate. The Series B Preferred Stock has a first liquidating preference equal to $1,000 per share outstanding ($8,712,500 at December 31, 2004). The Series A Preferred Stock has a second liquidating preference of $1,000 per share outstanding ($4,775,000 at December 31, 2004). The Series A and Series B Preferred Stock jointly have a third liquidating preference of $1,000 per share outstanding ($13,487,500 at December 31, 2004). They also share jointly together with the common shares in any remaining liquidation proceeds.

The holders of shares of Series A and B Preferred Stock and Common Stock shall be entitled to receive dividends out of any assets legally available on a pro rata basis based upon the number of common shares held by each holder and if all such preferred stock was converted to common stock as payable when and if declared by Board of Directors.

Common Stock and Options – The Company maintains a Non-Qualified Stock Option Plan, with 10,000,000 shares designated, and an Incentive Stock Option Plan, with 1,000,000 shares designated. During 2002, 2003 and 2004, the Company issued contractual options to purchase up to 4,509,000 shares of its common stock with exercise prices ranging from $0.80 - $1.60 per share. These options were issued under the non-qualified plan. These options vest over periods ranging from 0 to 60 months.

The Company has adopted the disclosure requirements of SFAS No. 148, however as permitted under SFAS No. 123(R) continues to use the intrinsic value method of accounting prescribed by Accounting Principles Board (“APB”“) Opinion No. 25, Accounting for Stock Issued to Employees.

The following is a summary of all option balances and activity. These options vest over periods ranging from 0 to 60 months.

REMOTE KNOWLEDGE, INC.

(A Development Stage Enterprise)

7.	SHAREHOLDERS’ EQUITY (continued)

	YEARS ENDED DECEMBER 31,		PERIOD FROM JANUARY 1, 2001 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2004
	2004	2003
Outstanding, beginning of period	3,789,000	3,308,625	—
Granted	1,020,000	486,000	4,814,625
Canceled or expired	(300,000)	(5,625)	(305,625)
Exercised	—	—	—

Outstanding, end of period	4,509,000	3,789,000	4,509,000

Exercisable at end of period	3,550,666	2,988,874	3,550,666

Weighted-average exercise price of options currently exercisable	$1.03	$1.00	$1.03

Weighted-average grant-date fair value of options, granted during the period	$1.13	$3.04	$1.03

Weighted-average remaining years of contractual life	5.95	6.95	5.95

The Company issued a total of 50,000 and 173,891 shares of common stock in exchange for rent, consulting services or assets for the years ended December 31, 2004 and 2003, respectively. The Company recorded $45,000 and $278,225 in prepaid rent, advisory and consulting services, advertising and promotion fees, and asset purchases for the years ended December 31, 2004 and 2003, respectively, in the accompanying financial statements related to the issuance of these shares of common stock.

REMOTE KNOWLEDGE, INC.

(A Development Stage Enterprise)

7.	SHAREHOLDERS’ EQUITY (continued)

Warrants Issued

	WARRANTS	EXERCISE PRICE	TERM
Balance, December 31, 2001	—	$—
Issued in connection with promissory notes	22,500	2.00	5 Years
Issued in connection with SMH Varitek note	1,500,000.01		5 Years
Issued in connection with sale of mandatorily redeemable preferred stock	553,400	1.20	5 Years

Balance, December 31, 2002	2,075,900
Issued in connection with short-term loan	53,334.75		7 Years
Issued in connection with promissory notes	240,250	1.00	5 Years
Issued in connection with consulting contract	40,000	1.00	5 Years
Issued in connection with promissory notes	221,250	1.00	5 Years

Balance, December 31, 2003	2,630,734
Issued for release of redemption provision on preferred stock	3,691,178.75		7 Years
Issued in connection with sale of preferred stock	11,512,699.75		7 Years
Issued in connection with conversion of debt to preferred stock	5,617,301.75		7 Years
Issued in connection with sale of preferred stock	148,600.90		5 Years

Balance, December 31, 2004	23,600,512

REMOTE KNOWLEDGE, INC.

(A Development Stage Enterprise)

8.	INCOME TAXES

The approximate tax effects of significant temporary differences representing the deferred tax assets and liabilities at December 31, 2004 were as follows:

Net operating loss carryforward	$7,050,000
Other	6,000
Valuation allowance	(7,056,000)

Net deferred tax asset	$—

The following is a reconciliation of expected to actual income tax benefit:

	YEARS ENDED DECEMBER 31,
	2004	2003
Federal income tax benefit at 34%	$1,552,000	$2,470,000
Accretion of debt discount	(71,000)	(565,000)
Amortization of debt amount	—	(370,000)
Other	(18,000)	(10,000)
Deferred benefit not currently recognized	(1,463,000)	(1,525,000)

	$—	$—

As of December 31, 2004, the Company has net operating loss carryforwards of approximately $21,000,000 which will expire, if unused, beginning in 2019. The valuation allowance increased by approximately $1,463,000 and $1,525,000 for the years ended December 31, 2004 and 2003, respectively. Section 382 Rule will place annual limitations on the Company’s NOL.

REMOTE KNOWLEDGE, INC.

(A Development Stage Enterprise)

9.	COMMITMENTS AND CONTINGENCIES

Employment Agreements – The Company entered into employment agreements with several key employees for terms of three to five years. The agreements include the employees’ base salary, incentive compensation plans as well as options to purchase the Company’s common stock. These obligations approximate $1,000,000 annually.

Purchase Commitment – The Company issued purchase orders to its third party manufacturer to build a mix of its two RK3000 models by March 2005. The total cost to build these units will be approximately $500,000 and is due 30 days following completion of the units.

Settlement of Litigation – On October 12, 2004, Oracle Corporation filed suit in Superior Court of California, County of Santa Clara, seeking $270,475 for payment of software allegedly delivered to the Company in August of 2002. The Company filed a defense stating it had never received the software. The litigation was settled in March 2005 with the Company agreeing to make 24 monthly payments of $9,000. The Company had sufficient liability accrued to cover the full amount and no additional accrual was necessary.

On January 16, 2004 a former employee filed a suit for breach of his employment contract, seeking back pay and severance payments of approximately $100,000. The Company settled the matter for approximately $83,000.

On October 27, 2003, Lockheed Martin, Inc. filed suit to collect on a promissory note, in the amount of $480,484, issued by the Company. On June 30, 2004, the parties agreed to settle the litigation with the Company paying $12,500 of the accrued interest and Lockheed Martin agreeing to extend the note, with 6% interest, until June 30, 2005.

On October 1, 2003 the Company agreed to settle litigation brought by a former employee by acquiring 125,000 shares of common stock of the Company held by such employee at $3.00 per share or $375,000 plus $128,500 in cash. The Company had sufficient liability accrued to cover the full amount and no additional accrual was necessary. The Company was unable to meet payment obligations on several occasions and the settlement terms were revised which extended the payments until March 2007 and permit the former employee to retain the common shares.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we have caused this report to he signed on its behalf by the undersigned, thereunto duly authorized.

REMOTE KNOWLEDGE, INC.

Date:	March 28, 2005

By:	Randy S. Bayne

/s/ Randy S. Bayne
Randy S. Bayne, Chief Executive Officer

By:	Henry Houston

/s/ Henry Houston
Henry Houston, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Randy S. Bayne	Chief Executive Officer and Director	March 28, 2005
Randy S. Bayne

/s/ Henry Houston	Chief Financial Officer and Director	March 28, 2005
Henry Houston

/s/ Richard C. Webb	Chairman of Board of Directors	March 28, 2005
Richard C. Webb

/s/ Dan Granader	Director	March 28, 2005
Dan Granader

/s/ Steven Phelps	Director	March 28, 2005
Steven Phelps

/s/ William C. Moody	Director	March 28, 2005
William C. Moody

/s/ Craig Johnson	Director	March 28, 2005
Craig Johnson

REMOTE KNOWLEDGE, INC.

FORM 10-KSB

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation. Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed June 18, 2003 (File No. 333-106247)

3.2	Amended and Restated Bylaws. Incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 filed June 18, 2003 (File No. 333-106247)

3.3	Certificate of Incorporation of Remote Knowledge, Inc. Incorporated by reference from Exhibit 3.3 to the Company’s Registration Statement on Form SB-2/A filed October 27, 2003 (File No. 333-106247)

3.4	Remote Knowledge. Inc. Bylaws. Incorporated by reference from Exhibit 3.4 to the Company’s Registration Statement on Form SB-2/A filed October 27, 2003 (File No. 333-106247)

3.5	Certificate of Merger of Varitek Industries. Inc. and Remote Knowledge, Inc. Incorporated by reference from Exhibit 3.5 to the Company’s Registration Statement on Form SB-2/A filed October 27, 2003 (File No. 333-106247)

4.1	Warrant to purchase 22,500 shares issued to Orrin H. Swayze on March 21, 2002. Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 filed June 18, 2003 (File No. 333-106247)

4.2	Amended and Restated Warrant to purchase 553,400 shares issued to Sanders Morris Harris, Inc. on December 5. 2002. Incorporated by reference from Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 filed June 18, 2003 (File No. 333-106247)

4.3	Warrant to purchase 1,500,000 shares issued to SMH Varitek LLC on November 27, 2002. Incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form SB-2 filed June 18, 2003 (File No. 333-106247)

4.4	Form of warrant issued to noteholders on January 31, 2003. Incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form SB-2 filed June 18, 2003 (File No. 333-106247)

4.5	Form of warrant issued to noteholders on April 16, 2003. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form SB-2 filed June 18, 2003 (File No. 333-106247)

4.6	Series B Preferred Stock Designation of Rights and Preferences. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed April 5, 2004

4.7	Form of Warrant issued in connection with Issuance of Series B Preferred Stock on March 30, 2004. Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed June 18, 2003

10.1	Employment Agreement of Randy S. Bayne. Incorporated by reference from Exhibit 10.1 to the Company’s Registration Statement on Form SB-2 filed June 18, 2003 (File No. 333-106247)

10.2	*Employment Agreement of Henry Houston is attached to this Form 10-KSB as Exhibit 10.2

Exhibit No.	Description
10.3	Varitek Industries, Inc. 2002 Stock Option Plan as amended and ISO Plan. Incorporated by reference from Exhibit 10.2 to the Company’s Registration Statement on Form SB-2 filed June 18, 2003 (File No. 333-106247)

10.4	Equity Agreement dated as of August 22, 2001, between Varitek and BACO International. Incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Form SB-2 filed June 18, 2003 (File No. 333-106247)

10.5	First Amendment to Equity Agreement between Varitek and BACO International dated as of March 20, 2002. Incorporated by reference from Exhibit 10.4 to the Company’s Registration Statement on Form SB-2 filed June 18, 2003 (File No. 333-106247)

10.6	Voting Agreement dated as of March 21, 2002, among Sanders Morris Harris, Inc., Varitek, Harry Bayne, BACO International, Randy Bayne and Arthur Goetze. Incorporated by reference from Exhibit 10.5 to the Company’s Registration Statement on Form SB-2 filed June 18, 2003 (File No. 333-106247)

10.7	Placement Agent Agreement between Varitek and Sanders Morris Harris Inc. dated March 21, 2002. Incorporated by reference from Exhibit 10.6 to the Company’s Registration Statement on Form SB-2 filed June 18, 2003 (File No. 333-106247)

10.8	Amendment 1 to Placement Agent Agreement dated November 26, 2002. Incorporated by reference from Exhibit 10.7 to the Company’s Registration Statement on Form SB-2 filed June 18, 2003 (File No. 333-106247)

10.9	Financial Advisory Agreement between Varitek and Sanders Morris Harris Inc. dated September 28, 2001. Incorporated by reference from Exhibit 10.8 to the Company’s Registration Statement on Form SB-2 filed June 18, 2003 (File No. 333-106247)

I0.10	Stockholders Agreement dated as of November 27, 2002 among SMII Varitek LLC, Varitek, Harry Bayne, BACO International, and Randy Bayne. Incorporated by reference from Exhibit 10.10 to the Company’s Registration Statement on Form SB-2 filed June 18, 2003 (File No. 333-106247)

10.11	Letter Agreement dated as of November 27, 2002, between SMH Varitek LLC and Randy Bayne. Incorporated by reference from Exhibit 10.11 to the Company’s Registration Statement on Form SB-2 filed June 18, 2003 (File No. 333-106247)

10.12	Promissory Note in the principal amount of $300,000 dated as of December 15, 2002, issued by Beacon Security Partners, LP and Z-Link, LLC to Varitek. Incorporated by reference from Exhibit 10.22 to the Company’s Registration Statement on Form SB-2 filed June 18, 2003 (File No. 333-106247)

10.13	Security Agreement dated as of December 15, 2002, among Beacon Security Partners, LP, Z-Link, LLC and Varitek. Incorporated by reference from Exhibit 10.23 to the Company’s Registration Statement on Form SB-2 filed June 18, 2003 (File No. 333-106247)

10.14	Management Agreement dated as of December 15, 2002, among Varitek, Beacon Security Partners, LP and Z-Link, LLC. Incorporated by reference from Exhibit 10.24 to the Company’s Registration Statement on Form SB-2 filed June 18, 2003 (File No. 333-106247)

10.15	Mark Sullivan Consulting Agreement. Incorporated by reference from Exhibit 10.30 to the Company’s Registration Statement on Form SB-2/A filed August 22, 2003 (File No. 333-106247)

Exhibit No.	Description
10.16	License Agreement between Cislunar and Varitek. Incorporated by reference from Exhibit 10.34 to the Company’s Registration Statement on Form SB-2/A filed October 27, 2003 (File No. 333-106247)

10.17	D&J Marine Sales and Distribution Agreement. Incorporated by reference from Exhibit 10.1 to Form 8-K filed December 10, 2004

10.18	Sprint Advantage Agreement. Incorporated by reference from Exhibit 10.37 to the Company’s Registration Statement on Form SB-2/A filed December 22, 2003 (File No. 333-106247)

10.19	*Amended Mutual Settlement Agreement and Release of All Claims with Dan Goodhall is attached to this Form 10-KSB as Exhibit 10.19

10.20	*Oracle Settlement Agreement is attached to this Form 10-KSB as Exhibit 10.20

31.1	*Rules 13a-14(a) and 15d-14(a) Certification

31.2	*Rules 13a-14(a) and 15d-14(a) Certification

32.1	*Section 1350 Certification

*	Filed herewith.