Form 10QSB
period 2005-03-31
REMOTE KNOWLEDGE INC
filed 2005-05-16
CIK 1059099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

Commission File Number: 333-106247

Remote Knowledge, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	74-1664837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

3657 Briarpark, Suite 100, Houston, Texas 77042

(Address of Principal Executive offices) (Zip Code)

Issuer’s telephone number: (281) 599-4800

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

There were 7,061,885 shares of common stock, $.001 par value per share, outstanding as of April 30, 2005.

Transitional Small Business Format (check one); Yes ☐ No ☒

Remote Knowledge, Inc.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Financial Statements of Remote Knowledge, Inc. (the “Company”) required to be filed with this Quarterly Report, on Form 10-QSB, were prepared by management and together with the accompanying notes, in the opinion of management, present fairly, in all material respects, the financial condition and results of operations of the Company.

REMOTE KNOWLEDGE, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED BALANCE SHEET

UNAUDITED

MARCH 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,272
Accounts receivable	21,065
Inventory	920,431
Prepaid and other current assets	178,273

Total current assets	1,135,041

PROPERTY AND EQUIPMENT, net	630,422

Total assets	$1,765,463

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable – trade	$863,069
Accrued expenses	1,342,972
Payable to shareholder	132,150
Notes payable	716,640

Total current liabilities	3,054,831

SHAREHOLDERS’ DEFICIT:
Preferred stock - series A, $.001 par value; 15,000 shares authorized; 4,662 shares issued and outstanding	5
Preferred stock - series B, $.001 par value; 13,500 shares authorized; 10,282 shares issued and outstanding	10
Common stock, $.001 par value; 100,000,000 shares authorized; 6,808,425 shares issued and outstanding	6,809
Deferred compensation	(248,326)
Additional paid-in capital	53,703,763
Accumulated deficit	(10,234,380)
Deficit accumulated during development stage	(44,517,249)

Total shareholders’ deficit	(1,289,368)

Total liabilities and shareholders’ deficit	$1,765,463

The accompanying notes are an integral part of these financial statements.

REMOTE KNOWLEDGE, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

UNAUDITED

CONDENSED STATEMENTS OF OPERATIONS

	THREE-MONTH PERIODS ENDED		PERIOD FROM JANUARY 1, 2001 (INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31, 2005
	March 31, 2005	March 31, 2004
REVENUES	$—	$—	$43,730

COST OF GOODS SOLD	—	—	38,976

GROSS PROFIT	—	—	4,754

OPERATING COSTS AND EXPENSES:
Advisory services	—	—	4,169,146
Research and development	99,283	31,241	4,344,890
Loss on impairment of assets	—	—	1,525,246
Professional fees	246,207	18,811	2,260,833
Advertising and promotion fees	40,908	30,095	1,338,614
General and administrative expenses	733,503	734,629	11,275,087

Total operating costs and expenses	1,119,901	814,776	24,913,816

OTHER EXPENSE (INCOME):
Interest expense	50,315	299,048	2,753,385
Amortization of deferred financing costs	—	—	1,188,432
Other income	(2,675)	—	(2,675)
Other expense	—	—	7,500
Interest income	—	—	(27,420)
Debt forgiveness	—	—	(1,384,978)

Total other expense (income)	47,640	299,048	2,534,244

NET LOSS	(1,167,541)	(1,113,824)	(27,443,306)

EFFECTIVE DIVIDEND FROM AMORTIZATION OF DISCOUNT RELATED TO BENEFICIAL CONVERSION OF MANDATORILY REDEEMABLE SERIES A PREFERRED STOCK	—	—	(5,554,000)

WARRANTS ISSUED FOR RELEASE OF REDEMPTION PROVISION OF SERIES A PREFERRED STOCK	—	(1,291,912)	(1,291,912)

EFFECTIVE DIVIDEND FROM AMORTIZATION OF DISCOUNT RELATED TO BENEFICIAL CONVERSION OF SERIES B PREFERRED STOCK AND WARRANTS	(1,537,538)	—	(10,228,031)

NET LOSS ATTRIBUTABLE TO COMMON SHARES	$(2,705,079)	$(2,405,736)	$(44,517,249)

NET LOSS PER SHARE:
Basic and Diluted	$(.40)	$(.43)	$(8.03)

NUMBER OF SHARES USED IN CALCULATING NET LOSS PER SHARE:
Basic and Diluted	6,733,796	5,607,356	5,542,175

The accompanying notes are an integral part of these financial statements.

REMOTE KNOWLEDGE, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

	THREE-MONTH PERIODS ENDED		PERIOD FROM JANUARY 1, 2001 (INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31, 2005
	MARCH 31, 2005	MARCH 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,167,541)	$(1,113,823)	$(27,443,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	—	209,906	2,011,019
Amortization of deferred financing costs	—	—	1,188,432
Depreciation	49,298	46,663	511,749
Loss on impairment of fixed assets	—	—	39,036
Common stock issued for services	41,648	222,835	5,821,005
Common stock issued for rent	—	—	45,000
Stock based compensation	5,441	14,409	592,235
Common stock warrants issued for services	—	—	23,295
Common stock options issued for services	—	—	515,718
Preferred stock issued for services	—	—	12,000
Debt forgiveness	—	—	(1,384,978)
Impairment of long-lived assets	—	—	1,525,246
Bad debt charge offs	—	—	173,028
Expenses offset against related party receivable	—	—	126,973
Charge off of receivable from sale of stock	—	—	146,413
Changes in assets and liabilities:
Accounts receivable	—	—	(21,065)
Inventory	(512,810)	—	(920,431)
Prepaid and other current assets	11,022	(7,832)	(145,777)
Accounts payable - trade	185,597	(15,803)	1,421,192
Accrued expenses	68,676	87,827	575,818
Related party payable	—	—	399,259

Net cash used in operating activities	(1,318,669)	(555,818)	(14,788,139)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of fixed assets	(56,751)	—	(912,400)
Related party receivable	—	—	(300,000)

Net cash used in investing activities	(56,751)	—	(1,212,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of notes payable	(251,966)	—	(512,966)
Net proceeds from sale of Series B preferred stock	1,570,000	2,247,147	5,895,073
Capital contributions	—	—	27,900
Proceeds from SMH note payable	—	—	1,500,000
Proceeds from sale of common stock	—	—	903,800
Proceeds from other notes payable	20,000	49,000	3,128,863
Net proceeds from sale of mandatorily redeemable preferred stock	—	—	5,040,033

Net cash provided by financing activities	1,338,034	2,296,147	15,982,703

Net Change in Cash and Cash Equivalents	(37,386)	1,740,329	(17,836)

CASH AND CASH EQUIVALENTS, beginning of period	52,658	18,728	33,108

CASH AND CASH EQUIVALENTS, end of period	$15,272	$1,759,057	$15,272

The accompanying notes are an integral part of these financial statements.

REMOTE KNOWLEDGE, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

(CONTINUED)

NON-CASH TRANSACTIONS:
Issuance of warrants for loans	$—	$—	$2,011,019
Conversion of notes payable to equity	$—	$(4,226,000)	$4,201,000
Issuance of common stock for related party debt	$—	$—	$888,832
Issuance of common stock for debt	$—	$—	$1,154,939
Issuance of common stock for assets	$—	$—	$8,000
Conversion of accounts payable to notes payable	$—	$—	$766,484
Contribution of capital by shareholders for financing costs	$—	$—	$1,188,432
Issuance of common stock upon conversion of preferred stock	$150,742	$235,000	$1,183,247
Conversion of mandatorily redeemable preferred stock to equity	$—	$—	$5,534,000
Effective dividend from amortization of discount related to beneficial conversion of mandatorily redeemable Series A preferred stock	$—	$—	$5,554,000
Warrants issued for release of redemption provision of Series A preferred stock	$—	$—	$1,291,912
Effective dividend from amortization of discount related to beneficial conversion of Series B preferred stock and warrants	$1,537,538	$—	$10,228,031

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$460	$—	$92,623

The accompanying notes are an integral part of these financial statements.

REMOTE KNOWLEDGE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of American have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements and notes should be read in conjunction with financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly, in all material respects, the financial position of the Company, as of March 31, 2005, and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation – The Company accounts for its stock based compensation under the intrinsic value method prescribed in Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees.” On December 16, 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in the financial statements. In addition, the adoption of SFAS No. 123(R) will require additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. For public entities that file as small business filers, SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period that begins after December 15, 2005.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Had the Company used the fair-value-based method of accounting for the stock option plan prescribed by SFAS No. 123(R) and charged compensation expense against income over the vesting period based on the fair value of options at the date of grant, net income (loss) and earnings (loss) per share as reported would have been reduced to the following pro forma amounts:

	THREE-MONTH PERIODS ENDED
	March 31, 2005	March 31, 2004
Net loss attributable to common shareholders as reported	$(2,705,079)	$(2,405,736)
Stock based employee compensation included in reported net loss	5,441	14,409
Total stock-based employee compensation expense determined under fair value based method for all options	(97,666)	(128,787)

Pro forma net loss	$(2,797,304)	$(2,520,114)

Basic and diluted loss per share
As reported	$(0.40)	$(0.43)
Pro forma	$(0.42)	$(0.45)

The Company used the Black-Scholes option pricing model to value stock options using the following assumptions: proceeds as set forth in the option agreements; no expected dividend yield; expected volatility ranging from 157% to 301%; risk-free interest rates ranging from 3.1% to 5.0%; and expected lives of 3-8 years.

NOTE 3 - NET LOSS PER SHARE

Loss per share (LPS) is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted LPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents, warrants and options, outstanding at the end of the period. Common stock equivalents of 54,315,512 and 11,953,734 for the quarters ended March 31, 2005, and 2004, respectively, have been excluded from the calculation of weighted-average shares for purposes of calculating diluted loss per share, as such inclusion is anti-dilutive.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information contained herein, this Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not statements of historical fact may be deemed to be forward-looking statements. Such statements reflect the current views and assumptions of the Company and are not guarantees of future performance. These statements are subject to various risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors described in this Form 10-QSB. The Company expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statement to reflect any changes in expectations, or any change in events or circumstances on which those statements are based, unless otherwise required by law.

Such Forward-Looking statements are not guarantees of future performance and actual results could differ materially from those expressed or implied in such statements as a result of certain factors, including those set forth in “Plan of Operation,” and elsewhere in this report. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate may occur in the future, including the following matters, are forward looking statements:

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

OVERVIEW AND COMPANY STATUS

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

Twelve Month Plan of Operation

Revenue Goals

Initially, our marketing efforts have been directed towards the marine commercial, marine pleasure craft and oil and gas production markets. Also, from time to time other market opportunities are presented to us that we will continue to evaluate. Sales of the RK3000 device to these markets will produce two revenue streams. The first is from the sale and installation of the device itself. The second is from the recurring monthly fees for our monitoring services, which will be sold under contracts ranging from one to three year terms.

Based on our current pricing models, gross profit should average about $300 per device, the exact amount depending on the mix of devices sold, and the gross profit per device on the recurring revenue should range between $10 and $44 per month.

Our goal is to have revenue commence from the sale of the device during the second quarter of 2005. In this regard, we have established a dealership for individual consumer sales on the Gulf Coast of Texas and are seeking to establish other dealerships in Florida as well as on the Alabama, Georgia, Mississippi and Louisiana Gulf Coast. We have also established pilot programs with Raymarine LTD, a substantial seller of marine electronics; FLW Outdoors, the administrator of eight national fishing tournament circuits; and with a firm that is testing the system with regulatory authorities and a commercial fishing association in Brazil. Sales from successful completion of these pilot programs potentially could be substantially larger than those from individual consumers in the after market.

Operational Goals

Suntron Corporation, a large contract manufacturer of electronics, manufactures our devices at its Sugarland, Texas facility. The devices are manufactured on a monthly basis as we issue purchase orders based on price quotes received from Suntron Corporation. We have determined it is necessary to have a third party manufacture our devices as it is not economically feasible for us to have our own facilities, personnel and quality controls. We do not expect to manufacture our own devices in the foreseeable future.

To date we have had 450 devices manufactured for sale in the marine consumer after market and for use in pilot programs. The cost of these devices is approximately $625,000, and we do not plan to manufacture additional units until such time as orders have been received for substantially all of these devices or unless orders are received for devices outside the marine markets such as the oil and gas market which will have a different configuration.

As part of our budget and expenditure projection, we have included funds for our research and development contract with Niobrara Research and Development to add several features to our device as to well as make modifications to make our device suitable for use in the oil and gas production industry. This research and development contract also covers work to be done on our satellite communication technology.

Communication Assets

In September 2003, the Company acquired a satellite earth station in Joplin, Missouri and all of the technology and software associated with a satellite transmission product.

Using this acquired technology, during the last half of 2005, we also plan to introduce a service to provide high-speed Internet, voice and data transmission to remote areas where such services are not currently available. These areas would include rural areas in the U.S., remote areas in foreign countries, and ocean based commercial operations. The impact of this service on operations in 2005, if any, is uncertain since its introduction will not begin until the last half of 2005. In addition, we have not determined sales, and cost structure as no market analysis has been done to determine pricing. In addition, the engineering and development of the technology have not been completed so manufacturing costs cannot be determined and satellite transmission contracts and costs also remain to be negotiated.

The Company has a verbal understanding with Stallion Oil Field Services (“Stallion”) as to an undertaking to sell communication services in the oil and gas industry using our satellite communication technology. The terms are currently being put in definitive, written form by counsel. The terms include Stallion using the services in their own operation and Stallion and the Company joining efforts to market the communication services to other oil field service companies and oil and gas operating companies. Before any sales can commence, however, some updating of both the hardware and software will be required which will likely take several months.

The timing of additional activities of both our telematics system and satellite communication system and the penetration of other markets beyond those described immediately above depends primarily on reaching a meaningful level of sales or obtaining, if possible, new funding from outside and unknown sources.

Financial Position

Since the inception of our current business plan in 1998, we have financed our operations primarily through private sales of our common stock, preferred stock and short-term notes. As of March 31, 2005, we had approximately $15,000 of cash and cash equivalents and a working capital deficit of $1,920,000.

Our auditors included an explanatory paragraph in their opinion on our financial statements for the year ended December 31, 2004 to state that our losses, working capital deficit and net shareholder deficit at December 31, 2004 raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon receiving the additional capital as described below and achieving profitable operations through the manufacture and sale of our RK3000 product. We cannot assure you that we will be able to obtain additional capital or that sales of our RK3000 product will generate significant profits.

On March 30, 2004 the Company closed an equity offering of $1,000 units consisting of one share of its Series B Preferred Stock, and a seven year warrant to purchase 1,333 shares of its common stock at $0.75 per share (a “Unit”). Each share of the Series B Preferred stock converts into 1,333 shares of common stock. The cash received from the offering was $2,282,147 net of $149,853 of commissions and expenses or a total of $2,432,000.

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

In August 2004, it became apparent that the 2,300 device sales threshold would not be reached by September 30, 2004. As a result, on August 31, 2004 the Company received subscription agreements for 6,000 new units consisting of one share of Series B preferred stock and warrants to purchase 4,000 shares of common stock at $0.75 per share. These agreements cancelled the subscriptions for 240.5 of the 961 units noted above plus all of the 4,913 units noted above. The 6,000 units were to be purchased in three tranches; 1,250 units currently, 2,500 units upon sale of 100 RK3000 devices and 2,250 units upon sale of 400 more RK3000 devices. Although the Company has not achieved the sales threshold to activate the second tranche subscriptions, the subscribers have been waiving the sales requirement and provided some funds, from time to time, to meet the Company’s current obligations. Through April 30, 2005, $2,085,000 has been received on the second tranche of which $1,735,000 was received between December 31, 2004 and March 31, 2005, with $2,665,000 remaining on the second and third tranches of the subscription.

We have prepared budgets, marketing plans and expenditure plans for 2005 based on the assumption that the Company will receive the remaining $2.7 million. However, there can be no assurance that these investors will continue to waive the device sales requirements or that these device sales thresholds can be achieved without the additional funding. The $2.7 million of additional funds are projected to meet all of our funding needs through December 31, 2005 without significant gross profits from sales of our devices. However, additional funds are likely to be needed after that date and management is formulating terms and contacting sources of additional funding in order to raise approximately $3 million of additional funds by the middle of the fourth quarter.

Results of Operations

Since the inception of our becoming a development stage company on January 1, 2001, our operations have consisted primarily of various start-up activities relating to our current business, including developing GPS/communications technologies, building our strategic marketing plan, identifying and contacting potential customers in our target industries, recruiting personnel and raising capital. We have had minimal revenues to date, and our expenses have consisted primarily of research and development, sales and marketing and general and administrative expenses, resulting in an operating loss since January 1, 2001 as a development stage company through March 31, 2005 of $27,443,306.

Research and development costs have been expensed as they were incurred. Research and development costs for the first three months of 2005 increased $68,042 to $99,283, compared to $31,241 for the same period in 2004. The increase in costs for the first three months of 2005 as compared to the same period in 2004 is a result of increased personnel and a working agreement with an outside contractor to continue development of the RK3000 and future products.

Professional fees for the first three months of 2005 increased $227,396 to $246,207, compared to $18,811 for the same period in 2004. The increase in professional fees in the first three months of 2005 as compared to the same period in 2004 mainly reflects costs incurred developing the documentation required to comply with the requirements imposed by the Sarbanes-Oxley Act of 2002, including related rules and regulations. Also, the Company incurred additional legal expenses regarding the settlement of a lawsuit relating to the payment of software, and expenses for audit work in the first quarter of 2005 for audit work that began in the second quarter of 2004.

Advertising and promotional fees for the first three months of 2005 increased $10,813 to $40,908, compared to $30,095 for the same period in 2004. Advertising and promotional fees increased in the first three months of 2005 as compared with that same period in 2004 because the Company hired an outside party to assist in the development of a marketing strategy for the after-market.

General and administrative expenses for the first three months of 2005 decreased $1,126 to $733,503, compared to $734,629 for the same period in 2004. The decrease in general and administrative expenses in the first quarter of 2005 compared with the same period in 2004 reflects a reduction, due to the vesting of options, in the amount of deferred compensation recognized related to options issued to non-employees of the Company. This amount is mostly offset by an increase in staff and their related support costs such as payroll taxes, health insurance and phones. In addition, the Company incurred moving expenses in the first quarter of 2005 related to the relocation of the Company’s corporate office and an increase in travel expenses in connection with several sales efforts and trade shows in the first quarter of 2005.

Interest expense for the first three months of 2005 decreased $248,733 to $50,315, compared to $299,048 for the same period in 2004 because the amortization of debt discount related to notes sold as of January 31, 2003 and April 15, 2003 was completed in March 2004.

Item 3.	Controls and Procedures.

The Company maintains a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including Randy S. Bayne, who serves as the Company’s Chief Executive Officer, and Henry Houston, who serves as our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate and effective for the purposes discussed above as of the end of the period covered by this report. There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

On October 12, 2004, Oracle Corporation filed suit in Superior Court of California, County of Santa Cruz, seeking $270,475 for payment of software allegedly delivered to the Company in August of 2002. We filed a defense stating we had never received the software. The litigation was settled on March 24, 2005 pursuant to an agreement whereby the Company will make 24 monthly payments of $9,000 to Oracle Corporation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We have sold the following unregistered securities:

Date	Name	Security Sold		Consideration
1/6/05	Granader, Dan	300 Units	(1)	$300,000
1/31/05	Granader, Dan	200 Units	(1)	$200,000
2/1/05	Granader, Dan	75 Units	(1)	$75,000
2/14/05	Granader, Neil	20 Units	(1)	$20,000
2/15/05	Granader, Alan	80 Units	(1)	$80,000
2/28/05	Granader, Dan	120 Units	(1)	$120,000
3/9/05	Granader, Alan	655 Units	(1)	$655,000
3/28/05	Granader, Alan	100 Units	(1)	$100,000
3/29/05	Granader, Neil	20 Units	(1)	$20,000

(1)	The units represent the same number of Series B Preferred Shares convertible into 1,333 common shares per unit and warrants for each unit to purchase 4,000 shares of common stock at $0.75 per share of common stock.

All sales were made pursuant to exemption provided by Section 4 (2) of the Securities Act of 1933 and Regulation D Section 506 promulgated thereunder.

In connection with all of the offerings and sales made pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended: (i) no advertising or general solicitation was employed in offering the securities; (ii) the offerings and sales were made to a limited number of persons, all of whom were accredited investors, or business associates of the Company; and (iii) transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933, as amended. In addition, the investors made representations, and we have made independent determinations, that all of the investors were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. All of the individuals and/or entities that purchased the unregistered securities were known to the Company and its management through pre-existing business or personal relationships, as long standing business associates, friends, employees, relatives or members of the immediate family of management or other shareholders. All purchasers were provided access to the material information, which they requested, and all information necessary to verify such information, and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	The following exhibits are furnished as part of this report:

1.	Exhibit 10.1	Summary of Director Compensation

2.	Exhibit 31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002.

3.	Exhibit 31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002.

4.	Exhibit 32	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K: None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Remote Knowledge, Inc.

	By:	/s/ Randy S. Bayne
Randy S. Bayne
Chief Executive Officer

Date: May 12, 2005	By:	/s/ D. Henry Houston
D. Henry Houston
Chief Financial and Accounting Officer