Form 10QSB
period 2005-06-30
REMOTE KNOWLEDGE INC
filed 2005-08-12
CIK 1059099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2005
Commission File Number: 333-106247
Remote Knowledge, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-1664837 (I.R.S. Employer Identification number)
3657 Briarpark Drive, Suite 100, Houston, Texas 77042
(Address of Principal Executive offices)     (Zip Code)
Issuer’s telephone number: (281) 599-4800
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
There were 8,061,885 shares of common stock, $.001 par value per share, outstanding as of June 30, 2005.
Transitional Small Business Format (check one); Yes ☐ No ☑

Remote Knowledge, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
The Financial Statements of Remote Knowledge, Inc. (the “Company”) required to be filed with this Quarterly Report, on form 10-QSB, were prepared by management and together with the accompanying notes, in the opinion of management, present fairly, in all material respects, the financial condition and results of operations of the Company.
remote knowledge, inc.
(a development stage enterprise)
Condensed Balance Sheet
unaudited

June 30, 2005

ASSETS
Current Assets
Cash and cash equivalents	$86,069
Accounts receivable	23,504
Inventory	878,951
Prepaid and other current assets	347,284

Total current assets	1,335,808

Property and Equipment,net	581,284

Total assets	$1,917,092

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable – trade	$963,051
Accrued expenses	1,242,162
Payable to shareholder	132,150
Notes payable	710,369

Total current liabilities	3,047,732

Shareholders’ Deficit:
Preferred stock — series A, $.001 par value; 15,000 shares authorized; 4,472 shares issued and outstanding	4
Preferred stock — series B, $.001 par value; 13,500 shares authorized; 10,980 shares issued and outstanding	11
Common stock, $.001 par value; 100,000,000 shares authorized; 8,061,885 shares issued and outstanding	8,062
Deferred compensation	(203,355)
Additional paid-in capital	56,420,970
Accumulated deficit	(10,234,380)
Deficit accumulated during development stage	(47,121,952)

Total shareholders’ deficit	(1,130,640)

Total liabilities and shareholders’ deficit	$1,917,092

The accompanying notes are an integral part of these financial statements.

remote knowledge, inc.
(a development stage enterprise)
unaudited
Condensed Statements of Operations

					Period From
					January 1, 2001
					(inception of
	three-Month Periods Ended		six-Month Periods Ended		development stage)

	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,	to JUNE 30,
	2005	2004	2005	2004	2005

Revenues	$20,172	$—	$20,172	$—	$63,902
Cost of Goods Sold	19,684	—	19,684	—	58,660

Gross Profit	488	—	488	—	5,242

Operating Costs and Expenses: Advisory services	—	—	—	—	4,169,146
Research and development	157,152	82,434	256,435	113,675	4,502,042
Loss on impairment of assets	—	—	—	—	1,525,246
Professional fees	32,573	146,443	278,780	165,253	2,293,406
Advertising and promotion fees	22,571	14,496	63,479	44,591	1,361,185
General and administrative expenses	1,583,279	785,728	2,316,782	1,520,356	12,858,366

Total operating costs and expenses	1,795,575	1,029,100	2,915,476	1,843,876	26,709,391

Other Expense (Income):
Interest expense	75,356	92,180	125,671	391,228	2,828,741
Amortization of deferred financing costs	—	—	—	—	1,188,432
Interest income	—	(364)	—	(364)	(27,420)
Other income	(400)	—	(3,075)	—	(3,075)
Other expense	5,198	—	5,198	—	12,698
Debt forgiveness	—	—	—	—	(1,384,978)

Total other expense (income)	80,154	91,816	127,794	390,864	2,614,398

Net Loss	(1,875,241)	(1,120,916)	(3,042,782)	(2,234,740)	(29,318,547)

Effective Dividend Related to Beneficial Conversion of Series B Preferred Stock	(729,462)	—	(2,267,000)	(6,622,993)	(10,957,493)

Effective Dividend Related to Beneficial Conversion of Series A Preferred Stock	—	—	—	—	(5,554,000)

Warrants issued for release of redemption provision on preferred stock – series A	—	—	—	(1,291,912)	(1,291,912)

Net Loss Attributable to Common Shares	$(2,604,703)	$(1,120,916)	$(5,309,782)	$(10,149,645)	$(47,121,952)

Net Loss Per Share:
BASIC AND DILUTED	$(.35)	$(.19)	$(.75)	$(1.74)	$(8.82)

Number of Shares Used in Calculating Net Loss Per Share:
BASIC AND DILUTED	7,423,306	6,014,186	7,082,381	5,841,514	5,342,533

The accompanying notes are an integral part of these financial statements.

remote knowledge, inc.
(a development stage enterprise)
Condensed Statements of Cash Flows
unaudited

			Period From
			January 1, 2001
			(inception of
			development
	SIX-MONTH PERIOD ENDED		stage) to
	JUNE 30,	JUNE 30,	JUNE 30,
	2005	2004	2005
Cash Flows From Operating Activities:
Net loss	$(3,042,782)	$(2,234,740)	$(29,318,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	20,833	209,906	2,031,852
Depreciation	109,348	76,450	571,799
Loss on impairment of fixed assets	—	—	39,036
Amortization of deferred financing costs	—	—	1,188,432
Common stock issued for services	881,176	—	6,705,533
Stock based compensation	10,882	91,775	597,676
Common stock warrants issued for services	—	—	23,295
Common stock options issued for services	—	223,142	515,718
Preferred stock issued for services	—	—	12,000
Debt forgiveness	—	—	(1,384,978)
Impairment of long-lived assets	—	53,261	1,525,246
Allowance for doubtful Account	—	—	173,028
Expense offset against related party receivable	—	—	126,973
Charge off of receivable from sale of stock	—	—	146,413
Changes in assets and liabilities:
Accounts receivable	(2,439)	—	(23,504)
Inventory	(471,330)	—	(878,951)
Prepaid and other current assets	(157,989)	(92,324)	(314,788)
Accounts payable – trade	285,579	(350,743)	1,521,174
Accrued expenses	(32,134)	32,402	475,008
Related party payable	—	—	399,259

Net cash used in operating activities	(2,398,856)	(1,990,871)	(15,868,326)

Cash Flows From Investing Activities:
Additions of fixed assets	(67,663)	(58,230)	(923,312)
Related party receivable	—	—	(300,000)

Net cash used in investing activities	(67,663)	(58,230)	(1,223,312)

Cash Flows From Financing Activities:

Payments of notes payable	(437,534)	(309,000)	(698,534)
Capital contributions	–	–	27,900
Proceeds from SMH note payable	–	–	1,500,000
Proceeds from short term note payable	500,000	–	500,000
Proceeds from sale of common stock	–	–	903,800
Proceeds from other notes payable	178,464	149,000	3,287,327
Net proceeds from sale of mandatory redeemable preferred stock	—	—	5,040,033
Net proceeds from sale of series B preferred stock	2,259,000	2,282,147	6,584,073

Net cash provided by financing activities	2,499,930	2,122,147	17,144,599

Net Change in Cash and Cash Equivalents	33,411	73,047	52,961

Cash and Cash Equivalents, beginning of period	52,658	18,728	33,108

Cash and Cash Equivalents, end of period	$86,069	$91,774	$86,069

The accompanying notes are an integral part of these financial statement.

			Period From
			January 1, 2001
			(inception of
			development
	SIX-MONTH PERIOD ENDED		stage) to
	JUNE 30,	JUNE 30,	JUNE 30,
	2005	2004	2005
Non-Cash Transactions:
Issuance of warrants for loans	$500,000	$—	$2,511,019
Issuance of common stock for related party debt	—	—	888,832
Issuance of common stock for debt	—	—	1,154,939
Issuance of common stock for assets	—	—	8,000
Conversion of accounts payable to notes payable	—	—	766,484
Conversion of notes payable to equity	—	(4,226,000)	4,201,000
Contribution of capital by shareholders for financing costs	—	—	1,188,432
Issuance of common stock upon conversion of Preferred	404,202	235,000	1,436,707
Conversion of mandatory redeemable preferred stock to equity	—	—	5,534,000
Effective dividend from amortization of discount related to beneficial conversion of mandatory redeemable Series A preferred stock	—	—	5,554,000
Warrants issued for release of redemption provision of Series A preferred stock	—	1,291,912	1,291,912
Effective dividend from amortization of discount related to beneficial conversion of Series B preferred stock and warrants	$2,267,000	$6,622,993	$10,957,493

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$35,561	$—	$92,623
The accompanying notes are an integral part of these financial statement.

Remote Knowledge, Inc.
Notes To Condensed Financial Statements
Note 1 — Basis of Presentation
The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements and notes should be read in conjunction with financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly, in all material respects, the financial position of the Company, as of June 30, 2005, and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.
Note 2 — Significant Accounting Policies
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
Had the Company used the fair-value-based method of accounting for the stock option plan prescribed by SFAS No. 123(R) and charged compensation expense against income over the vesting period based on the fair value of options at the date of grant, net income (loss) and earnings (loss) per share as reported would have been reduced to the following pro forma amounts:

	three-month periods ended		six-month periods ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Net loss attributable to common shareholders as reported	$(2,604,703)	$(1,120,916)	$(5,309,782)	$(10,149,645)
Stock based employee compensation included in reported net loss	5,441	77,366	10,882	91,775
Total stock-based employee compensation expense determined under fair value based method for all options	(76,707)	(82,263)	(174,373)	(165,824)

Pro forma net loss	$(2,675,969)	$(1,125,813)	$(5,473,273)	$(10,223,694)

Basic and diluted loss per share
As reported	$(0.35)	$(0.19)	$(.75)	$(1.74)
Pro forma	$(0.36)	$(0.19)	$(.77)	$(1.75)

The Company used the Black-Scholes option pricing model to value stock options using the following assumptions: proceeds as set forth in the option agreements; no expected dividend yield; expected volatility ranging from 157% to 301%; risk-free interest rates ranging from 3.1% to 5.0%; and expected lives of 3-8 years.
Note 3 — Notes Payable
On June 28, 2005, the Company signed a note payable of $500,000, bearing interest at 5%, to an individual, with principal and interest being due on August 15, 2005. The note is guaranteed by various related parties, consisting of directors and significant shareholders, who also transferred to the noteholder warrants they had previously been issued to purchase 2,000,000 shares of common stock at $0.75 per share. The fair value of these warrants exceeded the amount of the note, therefore, it was capped at $500,000 and recorded as a debt discount to be amortized as interest expense over the life of the note payable. The Company used the Black-Scholes pricing model to value the warrants using the following assumptions: proceeds as set forth in the note payable; closing stock price as of the date of the note; no expected dividend yield; expected volatility of 190%; risk free interest rate of 3.72%; and an expected life of 4 years.
Note 4 — Stock Grant
On May 18, 2005, the Company and Mark Sullivan entered into an Employment Agreement effective as of June 1, 2005, pursuant to which Mr. Sullivan will serve as the Company’s Chief Technology Architect. In addition to his salary, in recognition that Mr. Sullivan is making a two-year commitment, he received a one time stock grant of 1,000,000 shares of the Company’s common stock. This stock grant was valued for accounting purposes at the closing price of the shares that day and $800,000 was included as a one time charge to the general and administrative expenses for the second quarter of 2005.
Note 5 — Net Loss Per Share
Loss per share (LPS) is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted LPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents, warrants and options, outstanding at the end of the period. Common stock equivalents of 57,243,512 and 34,950,940 for the quarters and six-month periods ended June 30, 2005, and 2004, respectively, have been excluded from the calculation of weighted-average shares for purposes of calculating diluted loss per share, as such inclusion is anti-dilutive.

Item 2. Management’s Discussion and Analysis or Plan of Operation.
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
Our goal is to have revenue commence from the sale of the device during the second half of 2005. In this regard, we have also established pilot programs with Raymarine LTD, a substantial seller of marine electronics and FLW Outdoors, the administrator of eight national fishing tournament circuits. In addition we have engaged an advertising agency with extensive experience in the marine industry, Mascola Associates, Inc., out of New Haven, Connecticut, to assist in establishing an after market sales program. This will include assistance in securing dealers in several areas across the United States. We expect to learn the results of the Raymarine program in the next several weeks. The FLW program has been very successful and has already led to extensive use of our devices in the last three tournaments of their Wal-Mart FLW Tour. We expect to execute a contract in the next several weeks to expand the use of our devices to additional tournament tours in 2006. We believe this program also substantially raises our identity and name recognition as well as demonstrates our capabilities to serve the divergent areas of the marine pleasure craft market. We have also furnished one special purpose RK3000 device to an oil and gas engineering firm to demonstrate the system capabilities to their clients.
Operational Goals
Suntron Corporation, a large contract manufacturer of electronics, manufactures our devices at its Sugar Land, Texas facility. The devices are manufactured on an as needed basis as we issue purchase orders based on price quotes received from Suntron Corporation. We have determined it is necessary to have a third party manufacture our devices as it is not economically feasible for us to have our own facilities, personnel and quality controls. We do not expect to manufacture our own devices in the foreseeable future.
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
As part of our budget and expenditure projection, we have included funds for research and development. Through April 2005, the Company contracted research and development services from Niobrara Research and Development, however, as of May 1, 2005 the agreement between the Company and Niobrara was cancelled. To replace these contracted services the Company hired Mark Sullivan as a full time employee to add several features to our device as well as make modifications to make our device suitable for use in the oil and gas production industry. He is also the inventor of our satellite communication technology and will assist in its further development.
Communication Assets
In September 2003, the Company acquired a satellite earth station in Joplin, Missouri and all of the technology and software associated with a satellite transmission product.
The Company has a verbal understanding with Stallion Oil Field Services (“Stallion”) as to an undertaking to sell communication services in the oil and gas industry using our satellite communication technology. We are also exploring, with other companies, the use of this system in their operations. Before any sales can commence, however, some updating of both the hardware and software will be required which will likely take several months.
The timing of additional activities of both our telematics system and satellite communication system and the penetration of other markets beyond those described immediately above depends primarily on reaching a meaningful level of sales or obtaining, if possible, new funding from outside and unknown sources.
Financial Position
Since the inception of our current business plan in 1998, we have financed our operations primarily through private sales of our common stock, preferred stock and short-term notes. As of June 30, 2005, we had approximately $86,000 of cash and cash equivalents and a working capital deficit of $1,712,000.

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
On August 31, 2004 the Company received subscription agreements for 6,000 equity units consisting of one share of Series B preferred stock and warrants to purchase 4,000 shares of common stock at $0.75 per share. The 6,000 units were to be purchased in three tranches; 1,250 units immediately, 2,500 units upon sale of 100 RK3000 devices and 2,250 units upon sale of 400 more RK3000 devices. The Company did not achieve the sales threshold to activate the second and third tranche subscriptions and the subscriptions expired under their terms on March 31, 2005. However, the subscribers have been waiving the sales requirement and have provided some funds, from time to time, to meet the Company’s current obligations. Through June 30, 2005, $3,767,000 has been received on the first, second, and third tranches of which $2,167,000 was received between December 31, 2004 and June 30, 2005, with $2,233,000 remaining on the second and third tranches of the subscription.
On April 8, 2005, the Company received a subscription agreement for 70 units consisting of one share of Series B Preferred stock and warrants to purchase 1,333 shares of common stock at $0.75, and a subscription agreement for 30 units consisting of one share of Series B Preferred stock and warrants to purchase 4,000 shares of common stock at $0.75. The cash received from these subscriptions was $100,000.
In June 2005, the Company received $500,000 in cash from an individual and executed a promissory note in the same amount. Interest accrues at a fixed rate of 5% with the principal and interest being due on August 15, 2005. The note is guaranteed by three shareholders who also transferred to the note holder warrants they had previously been issued to purchase 2,000,000 shares of common stock at $0.75 per share.
We have prepared budgets, marketing plans and expenditure plans for 2005 based on the assumption that the Company will receive the remaining $2.2 million due under the subscriptions. However, there can be no assurance that these individuals will continue to make equity contributions. The $2.2 million of additional funds are projected to meet essentially all of our funding needs through December 31, 2005 without significant gross profits from sales of our devices. However, additional funds will be needed after that date and management is proposing financing terms to raise additional funds and formulating other plans in order to have sufficient funds to meet all needs through the middle of 2006.
Results of Operations
Since the inception of our becoming a development stage company on January 1, 2001, our operations have consisted primarily of various start-up activities relating to our current business, including developing GPS/communications technologies, building our strategic marketing plan, identifying and contacting potential customers in our target industries, recruiting personnel and raising capital. We have had minimal revenues to date, and our expenses have consisted primarily of research and development, sales and marketing and general and administrative expenses, resulting in an operating loss since January 1, 2001 as a development stage company through June 30, 2005 of $29,318,547.

Research and development costs have been expensed as they were incurred. Research and development costs for the second quarter of 2005 and the first six months of 2005, as compared with those same periods in 2004, increased $74,718 and $142,760, respectively, as a result of the Company entering into a working agreement with an outside contractor and then hiring of a full-time employee to continue development of the RK3000 and future products. In 2004 the work had been done on a smaller scale and on a part time basis by the employee who was hired full time. The working agreement was cancelled when the full-time employee was hired.
Professional fees for the second quarter of 2005 decreased $113,870 to $32,573, compared to $146,443 for the same period in 2005. During the second quarter of 2004 the Company incurred legal expenses regarding the settlement of various lawsuits, expenses related to outsourced accounting services, and the 2003 audit began after March 31, 2004 where as the 2004 audit was conducted in the first quarter of 2005. For the six month period ended June 30, 2005, professional fees increased $113,527 to $278,780, compared to $165,253 for the first six months of 2004. This increase mainly reflects costs incurred during the first quarter of 2005 developing the documentation necessary to comply with the requirements imposed by the Sarbanes-Oxley Act.
Advertising and promotional fees for the second quarter and six months ended June 30, 2005 increased $8,075 and $18,888, respectively, as compared to the same periods in 2004. The additional costs related to the Company contracting with an outside party during the second quarter of 2005 to assist in the development of a marketing strategy for the after-market.
General and administrative expenses for the second quarter of 2005 increased $797,551 to $1,583,279, compared to $785,728 for the same period in 2004. The increase was mainly attributed to the expense associated with the common shares granted to an employee. For the six months ended June 30, 2005, general and administrative expenses increased $796,426 from $1,520,356 to $2,316,782 as compared to the same period in 2004. This increase is made up of the same expense related to common shares granted to an employee plus an increase in staff costs, due to the changing mix of employees, and the related support costs such as payroll taxes, health insurance and phones; an increase in costs incurred in relocating the Company’s corporate office; an increase in travel expenses in connection with several sales efforts and trade shows in the first quarter of 2005; and an increase in insurance, as various policies were added in 2005. These increases are somewhat offset by a decrease in contract labor and a reduction in compensation expense related to the vesting of options issued to non-employees.
Interest expense for the second quarter of 2005 and the first six months of 2005 decreased $16,824 and $265,557, respectively, as compared to 2004 for the same periods because the Company incurred interest included in litigation settlement and the amortization of debt discount related to notes sold as of January 31, 2003 and April 15, 2003 was completed in March 2004.
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
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including Randy S. Bayne, who serves as the Company’s Chief Executive Officer, and D. Henry Houston, who serves as our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate and effective for the purposes discussed above as of the end of the period covered by this report. There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings — None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Between April 15 and June 6, 2005, we have sold a total of 697 units consisting of Series B Preferred shares and warrants, to three individuals, all of whom are accredited investors, and two of whom are affiliates of the Company. The units represent the same number of Series B Preferred shares convertible into 1,333 common shares per unit and warrants for each unit to purchase 4,000 shares of common stock at $0.75 per share of common stock.
All sales were made pursuant to exemption provided by Section 4(2) of the Securities Act of 1933 and Regulation D Rule 506 promulgated thereunder.
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
Item 5. Other Information.
In June 2005, the Company received $500,000 in cash from an individual and executed a promissory note in the same amount. Interest accrues at a fixed rate of 5% with the principal and interest being due on August 15, 2005. The note is guaranteed by three shareholders who also transferred to the note holder warrants they had previously been issued to purchase 2,000,000 shares of common stock at $0.75 per share.

Item 6. Exhibits and Reports on Form 8-K.
     The following exhibits are furnished as part of this report:
1.	Exhibit 10.1	Summary of Director Compensation

2.	Exhibit 10.2	Employment Agreement of Mark Sullivan dated May 18, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 23, 2005 [SEC File No. 333-106247])

3.	Exhibit 10.3	Promissory Note dated June 28, 2005 in the amount of $500,000 payable to Robert Duncan

4.	Exhibit 31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002

5.	Exhibit 31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002

6.	Exhibit 32	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Remote Knowledge, Inc.
	By:	/s/ Randy S. Bayne
Randy S. Bayne
Chief Executive Officer

Date: August 11, 2005	By:	/s/ D. Henry Houston
D. Henry Houston
Chief Financial and Accounting Officer