Form 10QSB
period 2005-09-30
REMOTE KNOWLEDGE INC
filed 2005-11-14
CIK 1059099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2005
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
Yes ☑ No ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
There were 9,743,927 shares of common stock, $.001 par value per share, outstanding as of September 30, 2005.
Transitional Small Business Format (check one); Yes ☐ No ☑

Remote Knowledge, Inc.
INDEX TO QUARTERLY REPORT ON FORM 10-QSB

Page
PART I
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis or Plan of Operation	9
Item 3. Controls and Procedures	14
PART II
Item 1. Legal Proceedings	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 6. Exhibits and Reports on Form 8-K	15
Summary of Director Compensation
Loan Agreement
Certification required by Section 302
Certification required by Section 302
Certification required by Section 906

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
remote knowledge, inc.
(a development stage enterprise)
Condensed Balance Sheet
unaudited

September 30, 2005
ASSETS
Current Assets
Cash and cash equivalents	$101,511
Accounts receivable	23,504
Inventory	806,156
Prepaid and other current assets	284,107

Total current assets	1,215,278
Property and Equipment, net	531,476

Total assets	$1,746,754

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable — trade	$857,545
Accrued expenses	1,182,480
Payable to shareholder	132,150
Notes payable	1,170,693

Total current liabilities	3,342,868
Shareholders’ Deficit:
Preferred stock — series A, $.001 par value; 15,000 shares authorized; 4,419 shares issued and outstanding	4
Preferred stock — series B, $.001 par value; 13,500 shares authorized; 9,781 shares issued and outstanding	9
Common stock, $.001 par value; 100,000,000 shares authorized; 9,743,927 shares issued and outstanding	9,744
Deferred compensation	(158,384)
Additional paid-in capital	58,036,921
Accumulated deficit	(10,234,380)
Deficit accumulated during development stage	(49,250,028)

Total shareholders’ deficit	(1,596,114)

Total liabilities and shareholders’ deficit	$1,746,754

The accompanying notes are an integral part of these financial statements.

remote knowledge, inc.
(a development stage enterprise)
unaudited
Condensed Statements of Operations

					Period From
					January 1, 2001
					(inception of
	Three-Month Periods Ended		Nine-Month Periods Ended		development stage)
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2005	2004	2005	2004	2005
Revenues	$—	$—	$20,172	$—	$63,902
Cost of Goods Sold	—	—	19,684	—	58,660

Gross Profit	—	—	488	—	5,242
Operating Costs and Expenses: Advisory services	—	—	—	—	4,169,146
Research and development	167,085	4,691	423,520	118,366	4,669,127
Loss on impairment of assets	—	—	—	—	1,525,246
Professional fees	70,431	81,087	349,211	246,340	2,363,837
Advertising and promotion fees	109,888	62,890	173,367	107,481	1,471,073
General and administrative expenses	712,131	891,581	3,028,913	2,411,938	13,570,497

Total operating costs and expenses	1,059,535	1,040,249	3,975,011	2,884,125	27,768,926

Other Expense (Income):
Interest expense	1,068,541	45,481	1,194,212	436,709	3,897,282
Amortization of deferred financing costs	—	—	—	—	1,188,432
Interest income	—	—	—	(364)	(27,420)
Other income	—	—	(3,075)	—	(3,075)
Other expense	—	—	5,198	—	12,698
Debt forgiveness	—	—	—	—	(1,384,978)

Total other expense (income)	1,068,541	45,481	1,196,335	436,345	3,682,939

Net Loss	(2,128,076)	(1,085,730)	(5,170,858)	(3,320,470)	(31,446,623)
Effective Dividend Related to Beneficial Conversion of Series B Preferred Stock	—	—	(2,267,000)	(6,622,993)	(10,957,493)

Effective Dividend Related to Beneficial Conversion of Series A Preferred Stock	—	—	—	—	(5,554,000)

Warrants issued for release of redemption provision on preferred stock — series A	—	—	—	(1,291,912)	(1,291,912)

Net Loss Attributable to Common Shares	$(2,128,076)	$(1,085,730)	$(7,437,858)	$(11,235,375)	$(49,250,028)

Net Loss Per Share:
BASIC AND DILUTED	$(.26)	$(.17)	$(0.99)	$(1.86)	$(8.96)

Number of Shares Used in Calculating Net Loss Per Share:
BASIC AND DILUTED	8,284,897	6,480,480	7,489,114	6,056,057	5,498,734

The accompanying notes are an integral part of these financial statements.

remote knowledge, inc.
(a development stage enterprise)
Condensed Statements of Cash Flows
unaudited

			Period From
			January 1, 2001
			(inception of
			development
	NINE-MONTH PERIODS ENDED		stage) to
	September 30,	September 30,	September 30,
	2005	2004	2005
Cash Flows From Operating Activities:
Net loss	$(5,170,858)	$(3,320,470)	$(31,446,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount and discount related to beneficial conversion of convertible debt	987,451	209,906	2,998,470
Depreciation	161,126	136,954	623,577
Loss on impairment of fixed assets	—	77,819	1,564,282
Amortization of deferred financing costs	—	—	1,188,432
Equity issued for services and interest	1,002,653	524,365	7,964,817
Debt forgiveness	—	—	(1,384,978)
Charge off of receivables	—	—	446,414
Changes in assets and liabilities:
Accounts receivable	(2,439)	—	(23,504)
Inventory	(398,535)	(127,577)	(806,156)
Prepaid and other current assets	(94,812)	(21,179)	(251,611)
Accounts payable — trade	180,073	(312,479)	1,415,668
Accrued expenses	(91,816)	17,928	415,326
Related party payable	—	—	399,259

Net cash used in operating activities	(3,427,157)	(2,814,733)	(16,896,627)
Cash Flows From Investing Activities:
Additions of fixed assets	(69,633)	(112,771)	(925,282)
Related party receivable	—	—	(300,000)

Net cash used in investing activities	(69,633)	(112,771)	(1,225,282)
Cash Flows From Financing Activities:
Payments of notes payable	(1,116,822)	(309,000)	(1,377,822)
Capital contributions	—	—	27,900
Proceeds from SMH note payable	—	—	1,500,000
Proceeds from short term note payable	545,000	—	545,000
Proceeds from sale of common stock	—	—	903,800
Proceeds from other notes payable	178,465	249,000	3,287,328
Proceeds from advance from related party	90,000	—	90,000
Payment of advance from related party	(90,000)	—	(90,000)
Net proceeds from sale of mandatory redeemable preferred stock	—	—	5,040,033
Proceeds from related party note payable	1,680,000	—	1,680,000
Net proceeds from sale of series B preferred stock	2,259,000	2,978,069	6,584,073

Net cash provided by financing activities	3,545,643	2,918,069	18,190,312
Net Change in Cash and Cash Equivalents	48,853	(9,435)	68,403

Cash and Cash Equivalents, beginning of period	52,658	18,728	33,108

Cash and Cash Equivalents, end of period	$101,511	$9,293	$101,511

(Continued)

	September 30,	September 30,	September 30,
	2005	2004	2005
Non-Cash Transactions:
Issuance of warrants for loans	$—	$—	$2,011,019
Issuance of common stock for related party debt	—	—	888,832
Issuance of common stock for debt	—	—	1,157,114
Issuance of common stock for assets	—	—	8,000
Conversion of accounts payable to notes payable	—	—	766,484
Conversion of accrued expenses to notes payable	—	32,259	—
Conversion of notes payable to equity	—	4,226,000	4,201,000
Contribution of capital by shareholders for financing costs	—	—	1,188,432
Issuance of common stock upon conversion of Series A preferred stock	488,244	235,000	1,520,749
Issuance of common stock upon conversion of Series B preferred stock	1,598,000	—	1,598,000
Issuance of common stock upon conversion of mandatorily redeemable preferred stock classified as debt	—	—	20,000
Reclassification of mandatory redeemable preferred stock to equity	—	—	5,534,000
Effective dividend from amortization of discount related to beneficial conversion of mandatory redeemable Series A preferred stock	—	—	5,554,000
Warrants issued for release of redemption provision of Series A preferred stock	—	1,291,912	1,291,912
Effective dividend from amortization of discount related to beneficial conversion of Series B preferred stock and warrants	$2,267,000	$6,622,993	$10,957,493
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$52,480	$70,608	$144,643
The accompanying notes are an integral part of these financial statement.

Remote Knowledge, Inc.
Notes To Condensed Financial Statements
Note 1 — Basis of Presentation
The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements and notes should be read in conjunction with financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly, in all material respects, the financial position of the Company, as of September 30, 2005, and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.
Note 2 — Significant Accounting Policies
Stock-Based Compensation — The Company accounts for its stock based compensation under the intrinsic value method prescribed in Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees.” On December 16, 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in the financial statements. In addition, the adoption of SFAS No. 123(R) will require additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. For public entities that file as small business filers, SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period that begins after December 15, 2005.
Had the Company used the fair-value-based method of accounting for the stock option plan prescribed by SFAS No. 123 and charged compensation expense against income over the vesting period based on the fair value of options at the date of grant, net income (loss) and earnings (loss) per share as reported would have been reduced to the following pro forma amounts:

					PERIOD FROM
					JANUARY 1, 2001
					(INCEPTION OF
					DEVELOPMENT
					STAGE) TO
	THREE-MONTH PERIODS ENDED		NINE-MONTH PERIODS ENDED		SEPTEMBER 30,
	SEPTEMBER 30, 2005	SEPTEMBER 30, 2004	SEPTEMBER 30, 2005	SEPTEMBER 30, 2004	2005

Net loss attributable to common shareholders as reported	$(2,128,076)	$(1,085,730)	$(7,437,858)	$(11,235,375)	$(49,250,028)

Stock based employee compensation included in reported net loss	5,441	42,109	816,323	42,109	1,403,117

Total stock-based employee compensation expense determined under fair-value based method for all options	(63,914)	(98,354)	(1,038,286)	(264,178)	(6,266,420)

Pro forma net loss	$(2,186,549)	$(1,141,975)	$(7,659,821)	$(11,457,444)	$(54,113,331)

Basic and diluted loss per share
As reported	(0.26)	(0.17)	(0.99)	(1.86)	(8.96)
Pro forma	(0.26)	(0.18)	(1.02)	(1.89)	(9.84)
The Company used the Black-Scholes option pricing model to value stock options using the following assumptions: proceeds as set forth in the option agreements; no expected dividend yield; expected volatility ranging from 157% to 301%; risk-free interest rates ranging from 3.1% to 5.0%; and expected lives of 3-8 years.

Note 3 — Notes Payable
In August 2005, the Company and various affiliated shareholders agreed to provide $3.6 million of funds over a period from August 2005 through May 2006 in the form of secured notes bearing interest at 5% per year for three years. The notes are secured by the Company’s intellectual property. The notes are convertible into common stock at a conversion price of $0.75 per share. Warrants, due February 28, 2011, to purchase 14,400,000 shares of common stock at $0.75 per share were also issued to the note holders. The Company has received $1,680,000 of the funds to be provided. The Company used the Black-Scholes pricing model to value the warrants using the following assumptions: proceeds as set forth in the note payable; closing stock price as of the date of the note; no expected dividend yield; expected volatility of 187%; risk free interest rate of 3.93%; and an expected life of 4 years. The fair value of the warrants was recorded as a debt discount to be amortized as interest expense over the three year life of the note payable. The unamortized portion of the debt was $1,104,556 at September 30, 2005. Based on EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company determined the relative fair value of the warrants and the debt, using the Black-Scholes pricing model and the same assumptions above, to calculate a beneficial conversion amount, based on the effective conversion price of the debt compared to the stock price on the date of receipt of fund. This amount was recognized as interest expense on the earliest date of conversion, immediately in this case.
On June 28, 2005, the Company signed a note payable of $500,000, bearing interest at 5%, to an individual, with principal and interest being due on August 15, 2005. On August 18, 2005 the note was repaid with proceeds generated from the convertible notes previously mentioned. The note was guaranteed by three related parties, consisting of directors and significant shareholders, who also transferred to the note holder warrants they had previously been issued to purchase 2,000,000 shares of common stock at $0.75 per share. The relative fair value of the warrants was recorded as a debt discount and amortized as interest expense over the six week life of the note payable. The Company used the Black-Scholes pricing model to value the warrants using the following assumptions: proceeds as set forth in the note payable; closing stock price as of the date of the note; no expected dividend yield; expected volatility of 190%; risk free interest rate of 3.72%; and an expected life of 4 years.
On July 29, 2005, Penny Bayne, a related party, advanced the Company $90,000. On August 19, 2005 the advance was repaid with proceeds generated from the convertible notes previously mentioned. The Company granted Ms. Bayne 264,706 warrants to purchase shares of common stock at $0.75 per share. The fair value of these warrants exceeded the amount of the advance, therefore, the fair value was capped at $90,000 and recorded as interest expense. The Company used the Black-Scholes pricing model to value the warrants using the following assumptions: closing stock price as of the date of the note; no expected dividend yield; expected volatility of 190%; risk free interest rate of 4.09%; and an expected life of 4 years.
On August 16, 2005, the Company signed a note payable of $85,000, bearing no interest, to Abshier Webb & Donnelly, a related party. On August 19, 2005 the note was repaid with proceeds generated from the convertible notes previously mentioned. The Company granted Abshier Webb & Donnelly 250,000 warrants to purchase shares of common stock at $0.75 per share. The fair value of these warrants exceeded the amount of the note, therefore, the fair value was capped at $85,000 and recorded as a debt discount and amortized as interest expense over the three day life of the note payable. The Company used the Black-Scholes pricing model to value the warrants using the following assumptions: proceeds as set forth in the note payable; closing stock price as of the date of the note; no expected dividend yield; expected volatility of 190%; risk free interest rate of 4.08%; and an expected life of 4 years.
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
Note 5 — Net Loss Per Share
Loss per share (LPS) is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted LPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents, warrants and options, outstanding at the end of the period. Common stock equivalents of 62,133,511 and 35,220,508 for the quarters and nine-month periods ended September 30, 2005, and 2004, respectively, have been excluded from the calculation of weighted-average shares for purposes of calculating diluted loss per share, as such inclusion is anti-dilutive.
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
Non-GAAP Financial Measures
In addition to results presented in accordance with generally accepted accounting principles (“GAAP”), this filing contains certain non-GAAP financial disclosures. The Company believes that providing certain non-GAAP financial disclosures provides investors with information useful in understanding the Company’s financial performance, performance trends and financial position. Specifically, the Company provides disclosures based on “core operating loss,” which excludes non-cash incentives paid to employees and non-employees to develop the product and non-cash expenses incurred for various equity and debt transactions related to the funding and operating of the Company as a development stage company. These non-GAAP disclosures should not be considered a substitute for GAAP basis disclosures and results. A reconciliation of these non-GAAP disclosures to the most comparable GAAP equivalent is presented below (“Non-GAAP Reconciliation”).
OVERVIEW AND COMPANY STATUS
Remote Knowledge, Inc. is a Houston, Texas based company that develops, markets and provides innovative information status retrieval and monitoring services, in real time connectivity, to assets located remotely from their owners or users via two-way wireless data transfer and GPS. We also own a proprietary satellite communications system and earth station which will provide communication, including high-speed Internet, VOIP, fax and two-way data transmission to remote areas. Remote Knowledge’s products are designed to service the marine pleasure craft, commercial maritime, oil and gas production, construction, agricultural, and recreational vehicle industries.
Plan of Operation
Revenue Goals
Initially, our marketing efforts have been directed towards the marine commercial, marine pleasure craft, and oil and gas production markets and we recently agreed to develop a product for use with diesel powered engines. Also, from time to time other market opportunities are presented to us that we will continue to evaluate. Sales of our device (“LEO” f/k/a RK3000) to these markets will produce two revenue streams. The first is from the sale and installation of the device itself. The second is from the recurring monthly fees for our monitoring services, which will be sold under contracts ranging from one to three year terms. Based on our current pricing models, gross profit should average about $300 per device and the gross profit per device on the recurring revenue should range between $10 and $44 per month. We may also sell the LEO as a packaged monthly service under two or three year contracts. The monthly packaged service would be designed to achieve the same results as the two revenue streams over a two or three year period.
Our goal is to have revenue commence from the sale of the device during the fourth quarter of 2005. In this regard, we have successfully demonstrated the product to Raymarine LTD, a substantial seller of marine electronics, FLW Outdoors, the administrator of eight national fishing tournament circuits, a major sailboat charter company, and the operator of an oil and gas production facility. We also have agreed to develop an application for diesel engine monitoring for a major distributor of such engines. Upon successful demonstration of such application, no later than May 2006, the distributor has agreed to purchase 400 devices within 18 months. In addition we have engaged an advertising agency with extensive experience in the marine industry, Mascola Associates, Inc., out of New Haven, Connecticut, to assist in our marketing efforts.
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
To date we have had 450 devices manufactured for sale in the marine consumer after market and for use in pilot programs. The cost of these devices is approximately $625,000, and we do not plan to manufacture additional units until such time as orders have been received for substantially all of these devices or unless orders are received for devices outside the marine markets such as the diesel engine market which will have a different configuration.
As part of our budget and expenditure projection, we have included funds for research and development. In this regard the Company hired Mark Sullivan as a full time employee to add several features to our device as well as make modifications to make our device suitable for use in other industries outside marine pleasure craft. He is also the inventor of our satellite communication technology and will assist in its further development.
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
Financial Position
Since the inception of our current business plan in 1998, we have financed our operations primarily through private sales of our common stock, preferred stock and short-term notes. As of September 30, 2005, we had approximately $102,000 of cash and cash equivalents and a working capital deficit of $2,128,000.
Our auditors included an explanatory paragraph in their opinion on our financial statements for the year ended December 31, 2004 to state that our losses, working capital deficit and net shareholder deficit at December 31, 2004 raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon receiving the additional capital as described below and achieving profitable operations through the manufacture and sale of our LEO product. We cannot assure you that we will be able to obtain additional capital or that sales of our LEO product will generate significant profits.
On August 31, 2004 the Company received subscription agreements, from affiliated shareholders, for 6,000 equity units consisting of one share of Series B preferred stock and warrants to purchase 4,000 shares of common stock at $0.75 per share. The 6,000 units were to be purchased in three tranches; 1,250 units immediately, 2,500 units upon sale of 100 LEO devices and 2,250 units upon sale of 400 more LEO devices. The Company did not achieve the sales threshold to activate the second and third tranche subscriptions and the subscriptions expired under their terms on March 31, 2005. However, through June 30, 2005, the subscribers waived the sales requirement and provided some funds, from time to time, to meet the Company’s current obligations. Through June 30, 2005, $3,767,000 was received in such manner of which $2,167,000 was received between December 31, 2004 and June 30, 2005. Series B preferred stock and warrants were issued for such amounts as if the amounts had been received under the subscription agreement. In June the subscribers demanded a different arrangement if they were to provide additional funds. The Company and the subscribers agreed for $3.6 million of funds to be provided over a period from August 2005 through May 2006 in the form of secured notes bearing interest at 5% per year for three years. The notes are convertible into common stock at a conversion price of $0.75 per share. Warrants, due February 28, 2011, to purchase 14,400,000 shares of common stock at $0.75 per share were also issued to the note holders. Funds under these notes were received in the amount of $1,680,000 through September 30, 2005.
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
In June 2005, the Company received $500,000 in cash from an individual and executed a promissory note in the same amount. Interest accrued at a fixed rate of 5% with the principal and interest being due on August 15, 2005. The note was guaranteed by three affiliated shareholders who also transferred to the note holder warrants they had previously been issued to purchase 2,000,000 shares of common stock at $0.75 per share. The note was repaid with the proceeds from the convertible notes discussed above.
In July 2005, the Company received a $90,000 advance from a related party. The note was repaid with proceeds generated from the convertible notes discussed above. The Company granted the related party warrants to purchase 264,706 shares of common stock at $0.75 per share.
In August 2005, the Company received $85,000 in cash from a related party and executed a promissory note in the same amount. The note bore 0% interest. The note was repaid with proceeds generated from the convertible notes discussed above. The Company granted the related party warrants to purchase 250,000 shares of common stock at $0.75 per share.
We have prepared budgets, marketing plans and expenditure plans for the remainder of 2005 and the first half of 2006 reflecting the timing of the receipt of funds from the note payable described above. The funds from the note payable are projected to meet essentially all of our funding needs through mid-May 2006 without significant gross profits from sales of our devices. However, additional funds will be needed for manufacture of devices and for other development or marketing projects, including the Moonbeamer, and management is proposing financing terms to raise additional funds and formulating other plans in order to have sufficient funds to meet all needs through the middle of 2006 and beyond.
Results of Operations
We have had minimal revenues to date, and our expenses have consisted primarily of research and development, sales and marketing and general and administrative expenses, resulting in an operating loss since January 1, 2001 as a development stage company through September, 2005 of $31,446,623.
Research and development costs have been expensed as they were incurred. Research and development costs for the third quarter of 2005 and the first nine months of 2005, as compared with those same periods in 2004, increased $162,394 and $305,154, respectively, as a result of the Company entering into a working agreement with an outside contractor and then hiring a full-time employee to continue development of the LEO and future products. In 2004 the work had been done on a smaller scale and on a part time basis by the employee who was hired full time.
Professional fees for the third quarter of 2005 were essentially the same as compared to $81,087 for the same period in 2004. For the nine month period ended September 30, 2005, professional fees increased $102,871 to $349,211, compared to $246,340 for the first nine months of 2004. This increase primarily reflects costs incurred during the first quarter of 2005 developing the documentation necessary to comply with the requirements imposed by the Sarbanes-Oxley Act and legal expenses regarding various lawsuits.
Advertising and promotional fees for the third quarter and nine months ended September 30, 2005 increased $46,998 and $65,886, respectively, as compared to the same periods in 2004. The additional costs relate to the Company contracting with an outside party to assist in the development of a marketing strategy for the marine-market.
General and administrative expenses for the third quarter of 2005 decreased $179,450 to $712,131, compared to $891,581 for the same period in 2004. Expenses for stock options granted to non-employees decreased approximately $160,000, which accounted for most of the decrease. For the nine months ended September 30, 2005, general and administrative expenses increased $616,975 to $3,028,913, compared to $2,411,938 for the same period in 2004. This increase primarily reflects the expense related to common shares granted to an employee, $800,000 in the second quarter, plus an increase in staff costs, such as payroll taxes, health insurance and phones; and an increase in insurance, as various policies were added in 2005. These increases are somewhat offset by a decrease in contract labor and a reduction in compensation expense related to the vesting of options issued to non-employees noted above in the third quarter discussion.
Interest expense for the third quarter of 2005 and the first nine months of 2005 increased $1,023,060 and $757,503, respectively, as compared to 2004 for the same periods. The increase during the third quarter was caused by the amortization of debt discount related to notes sold during the quarter and the amortization of the discount related to the beneficial conversion of the convertible debt. This also caused the nine months expense to increase but was somewhat offset by a reduction in interest incurred in litigation settlements.

Non-GAAP Reconciliation
The Company believes that providing certain non-GAAP financial disclosures provides investors with information useful in understanding the Company’s financial performance, performance trends and financial position. In this regard a reconciliation of non-GAAP “core operating loss,” which excludes non-cash incentives paid to employees and non-employees to develop the product and non-cash expenses incurred for various equity and debt transactions related to the funding and operating of the Company as a development stage company, to the most comparable GAAP equivalent is presented below. These non-GAAP disclosures should not be considered a substitute for GAAP basis disclosures and results.

					PERIOD FROM JANUARY 1,
					2001 (INCEPTION OF
	THREE-MONTH PERIODS ENDED		NINE-MONTH PERIODS ENDED		DEVELOPMENT STAGE) TO
	SEPTEMBER 30, 2005	SEPTEMBER 30, 2004	SEPTEMBER 30, 2005	SEPTEMBER 30, 2004	SEPTEMBER 30, 2005
Net loss attributable to common shareholders	$(2,128,076)	$(1,085,730)	$(7,437,858)	$(11,235,375)	$(49,250,028)
Equity issued for services and interest (Note 1)	110,595	—	1,002,653	—	7,964,817
Effective dividend related to beneficial conversion on preferred stock (Note 2)	—	—	2,267,000	6,622,993	10,957,493
Accretion of debt discount and discount related to beneficial conversion of convertible debt (Note 3)	966,618	121,672	987,451	209,606	2,998,470
Warrants issued for release of redemption on preferred stock (Note 4)	—	—	—	1,291,912	1,291,912
Effective dividend related to beneficial conversion on preferred stock (Note 5)	—	—	—	—	5,554,000
Amortization of deferred financing costs (Note 6)	—	—	—	—	1,188,432

Core operating loss	$(1,050,863)	$(964,058)	$(3,180,754)	$(3,110,864)	$(19,294,904)

Basic and diluted loss per share
As reported	(0.26)	(0.17)	(0.99)	(1.86)	(8.96)
Pro forma	(0.13)	(0.15)	(0.42)	(0.51)	(3.51)
Note 1: From time to time, the Company has issued stock, options and warrants for services and interest. Such instruments are valued at fair market value and expensed.
Note 2: The Company sold Series B Preferred Stock with warrants. Based on the fair value of the stock and the warrants, a beneficial conversion amount was recognized and expensed.
Note 3: The Company sold various notes payable that were issued with associated warrants. The Company calculated a discount on the notes, related to the warrants, which was recorded as a debt discount and amortized as interest expense. Also, during 2005 the Company issued convertible debt with warrants to purchase common stock. Based on the fair value of the stock and the fair value of the warrants, a beneficial conversion amount was recognized as a discount and subsequently recorded as interest expense.
Note 4: During 2002, the Company sold Series A Preferred Stock. In 2004, the Company issued warrants in exchange for the shareholders release of the redemption provision on the Series A Preferred Stock. The fair value of these warrants was reflected as a preferred stock dividend.
Note 5: During 2002, the Company sold Series A Preferred Stock and warrants to purchase common stock. Based on the fair value of the stock and the fair value of the warrants, a beneficial conversion amount was recognized as a discount and subsequently recorded as a dividend.
Note 6: During 2002, the Company closed a loan transaction with the additional consideration for the loan of two shareholders transferring 432,157 shares of common stock to the noteholders. The value of these shares was reflected as deferred financing costs, which was amortized over the life of the loan.

Item 3. Controls and Procedures.
     Randy S. Bayne, who serves as the Company’s Chief Executive Officer and Henry Houston, who serves as our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 15d-15 (e)) as of September 30, 2005 (the “Evaluation Date”). They concluded that as of the Evaluation Date the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal controls over financial reporting during the fiscal quarter being reported on that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting subsequent to the Evaluation Date.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings — None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Between June 30, 2005 and September 30, 2005, the Company received $1,680,000 relating to secured notes issued to affiliated shareholders. The secured notes bear interest at 5% per year for three years and are convertible into common stock at a conversion price of $0.75 per share. Warrants, due February 28, 2011, to purchase 14,400,000 share of common stock at $0.75 per share will also be issued to the noteholders.
On July 29, 2005, a related party advanced the Company $90,000. The Company granted 264,706 warrants, due February 28, 2011, to purchase shares of common stock at $0.75 per share.
On August 16, 2005, the Company received $85,000 from a related party. The Company granted 250,000 warrants, due February 28, 2011, to purchase shares of common stock at $0.75 per share.
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
Item 6. Exhibits and Reports on Form 8-K.
     The following exhibits are furnished as part of this report:

1.	Exhibit 10.1	Summary of Director Compensation

2.	Exhibit 10.2	Loan Agreement in the amount of $3,600,000 with the Alan Granader Irrevocable Family Trust, Daniel Granader, Alan Granader, Harry Granader, and Neil Granader

3.	Exhibit 31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002

4.	Exhibit 31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002

5.	Exhibit 32	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Remote Knowledge, Inc.

	By:	/s/ Randy S. Bayne

Randy S. Bayne Chief Executive Officer

Date: November 14, 2005	By:	/s/ D. Henry Houston

D. Henry Houston Chief Financial and Accounting Officer

Exhibit Index

1.	Exhibit 10.1	Summary of Director Compensation

2.	Exhibit 10.2	Loan Agreement in the amount of $3,600,000 with the Alan Granader Irrevocable Family Trust, Daniel Granader, Alan Granader, Harry Granader, and Neil Granader

3.	Exhibit 31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002

4.	Exhibit 31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002

5.	Exhibit 32	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002