Form 10KSB/A
period 2004-12-31
REMOTE KNOWLEDGE INC
filed 2005-11-30
CIK 1059099

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB/A

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

$.001 par value common stock

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

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

REMOTE KNOWLEDGE, INC.

(A Development Stage Enterprise)

NON-CASH TRANSACTIONS:
Issuance of warrants for loans	$—	$903,811	$2,011,019
Conversion of notes payable to equity	$4,201,000	$—	$4,201,000
Issuance of common stock for related party debt	$—	$—	$888,832
Issuance of common stock for debt	$—	$457,114	$1,157,114
Issuance of common stock for assets	$—	$8,000	$8,000
Conversion of accounts payable to notes payable	$—	$—	$766,484
Contribution of capital by shareholders for financing costs	$—	$—	$1,188,432
Issuance of common stock upon conversion of mandatorily redeemable Series A preferred stock classified as debt	$—	$20,000	$20,000
Reclassification of mandatorily redeemable preferred stock to equity	$5,534,000	$—	$5,534,000
Effective dividend from amortization of discount related to beneficial conversion of mandatorily redeemable Series A preferred stock	$—	$1,898,148	$5,554,000
Warrants issued for release of redemption provision of Series A preferred stock	$1,291,912	$—	$1,291,912
Effective dividend from amortization of discount related to beneficial conversion of Series B preferred stock and warrants	$8,690,493	$—	$8,690,493

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$82,396	$9,767	$92,163

See accompanying notes to these financial statements.

REMOTE KNOWLEDGE, INC.

(A Development Stage Enterprise)

1.	ORGANIZATION

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

Item 8A. Controls and Procedures.

Randy S. Bayne, who serves as the Company’s Chief Executive Officer and Henry Houston, who serves as our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 15d-15 (e)) as of December 31, 2004 (the “Evaluation Date”). They concluded that as of the Evaluation Date the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. During the fourth quarter of 2004 we added a controller to our accounting staff and brought our accounting in-house and ceased relying on an outside consulting CPA to perform our accounting and reporting functions. There were no other changes in the Company’s internal controls over financial reporting during the last fiscal quarter of the period being reported on that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting subsequent to the Evaluation Date.

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

REMOTE KNOWLEDGE, INC.

Date: November 28, 2005

	By:	/s/ Randy S. Bayne
Randy S. Bayne, Chief Executive Officer

	By:	/s/ D. Henry Houston
D. Henry Houston, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Randy S. Bayne	Chief Executive Officer and Director	November 28, 2005
Randy S. Bayne

/s/ D. Henry Houston	Chief Financial Officer and Director	November 28, 2005
D. Henry Houston

/s/ Richard C. Webb	Chairman of Board of Directors	November 29, 2005
Richard C. Webb

/s/ Dan Granader	Director	November 29, 2005
Dan Granader

	Director	November , 2005
Steven Phelps

/s/ William H. Moody	Director	November 29, 2005
William H. Moody

REMOTE KNOWLEDGE, INC.

FORM 10-KSB

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation. Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed June 18, 2003 (File No. 333-106247)

3.2	Amended and Restated Bylaws. Incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 filed June 18, 2003 (File No. 333-106247)

3.3	Certificate of Incorporation of Remote Knowledge, Inc. Incorporated by reference from Exhibit 3.3 to the Company’s Registration Statement on Form SB-2/A filed October 27, 2003 (File No. 333-106247)

3.4	Remote Knowledge. Inc. Bylaws. Incorporated by reference from Exhibit 3.4 to the Company’s Registration Statement on Form SB-2/A filed October 27, 2003 (File No. 333-106247)

3.5	Certificate of Merger of Varitek Industries. Inc. and Remote Knowledge, Inc. Incorporated by reference from Exhibit 3.5 to the Company’s Registration Statement on Form SB-2/A filed October 27, 2003 (File No. 333-106247)

4.1	Warrant to purchase 22,500 shares issued to Orrin H. Swayze on March 21, 2002. Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 filed June 18, 2003 (File No. 333-106247)

4.2	Amended and Restated Warrant to purchase 553,400 shares issued to Sanders Morris Harris, Inc. on December 5. 2002. Incorporated by reference from Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 filed June 18, 2003 (File No. 333-106247)

4.3	Warrant to purchase 1,500,000 shares issued to SMH Varitek LLC on November 27, 2002. Incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form SB-2 filed June 18, 2003 (File No. 333-106247)

4.4	Form of warrant issued to noteholders on January 31, 2003. Incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form SB-2 filed June 18, 2003 (File No. 333-106247)

4.5	Form of warrant issued to noteholders on April 16, 2003. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form SB-2 filed June 18, 2003 (File No. 333-106247)

4.6	Series B Preferred Stock Designation of Rights and Preferences. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed April 5, 2004

4.7	Form of Warrant issued in connection with Issuance of Series B Preferred Stock on March 30, 2004. Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed June 18, 2003

10.1	Employment Agreement of Randy S. Bayne. Incorporated by reference from Exhibit 10.1 to the Company’s Registration Statement on Form SB-2 filed June 18, 2003 (File No. 333-106247)

10.2	Employment Agreement of Henry Houston is incorporated by reference to Exhibit 10.2 to the Company’s Form 10-KSB for the period ended December 31, 2004.

Exhibit No.	Description
10.3	Varitek Industries, Inc. 2002 Stock Option Plan as amended and ISO Plan. Incorporated by reference from Exhibit 10.2 to the Company’s Registration Statement on Form SB-2 filed June 18, 2003 (File No. 333-106247)

10.4	Equity Agreement dated as of August 22, 2001, between Varitek and BACO International. Incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Form SB-2 filed June 18, 2003 (File No. 333-106247)

10.5	First Amendment to Equity Agreement between Varitek and BACO International dated as of March 20, 2002. Incorporated by reference from Exhibit 10.4 to the Company’s Registration Statement on Form SB-2 filed June 18, 2003 (File No. 333-106247)

10.6	Voting Agreement dated as of March 21, 2002, among Sanders Morris Harris, Inc., Varitek, Harry Bayne, BACO International, Randy Bayne and Arthur Goetze. Incorporated by reference from Exhibit 10.5 to the Company’s Registration Statement on Form SB-2 filed June 18, 2003 (File No. 333-106247)

10.7	Placement Agent Agreement between Varitek and Sanders Morris Harris Inc. dated March 21, 2002. Incorporated by reference from Exhibit 10.6 to the Company’s Registration Statement on Form SB-2 filed June 18, 2003 (File No. 333-106247)

10.8	Amendment 1 to Placement Agent Agreement dated November 26, 2002. Incorporated by reference from Exhibit 10.7 to the Company’s Registration Statement on Form SB-2 filed June 18, 2003 (File No. 333-106247)

10.9	Financial Advisory Agreement between Varitek and Sanders Morris Harris Inc. dated September 28, 2001. Incorporated by reference from Exhibit 10.8 to the Company’s Registration Statement on Form SB-2 filed June 18, 2003 (File No. 333-106247)

I0.10	Stockholders Agreement dated as of November 27, 2002 among SMII Varitek LLC, Varitek, Harry Bayne, BACO International, and Randy Bayne. Incorporated by reference from Exhibit 10.10 to the Company’s Registration Statement on Form SB-2 filed June 18, 2003 (File No. 333-106247)

10.11	Letter Agreement dated as of November 27, 2002, between SMH Varitek LLC and Randy Bayne. Incorporated by reference from Exhibit 10.11 to the Company’s Registration Statement on Form SB-2 filed June 18, 2003 (File No. 333-106247)

10.12	Promissory Note in the principal amount of $300,000 dated as of December 15, 2002, issued by Beacon Security Partners, LP and Z-Link, LLC to Varitek. Incorporated by reference from Exhibit 10.22 to the Company’s Registration Statement on Form SB-2 filed June 18, 2003 (File No. 333-106247)

10.13	Security Agreement dated as of December 15, 2002, among Beacon Security Partners, LP, Z-Link, LLC and Varitek. Incorporated by reference from Exhibit 10.23 to the Company’s Registration Statement on Form SB-2 filed June 18, 2003 (File No. 333-106247)

10.14	Management Agreement dated as of December 15, 2002, among Varitek, Beacon Security Partners, LP and Z-Link, LLC. Incorporated by reference from Exhibit 10.24 to the Company’s Registration Statement on Form SB-2 filed June 18, 2003 (File No. 333-106247)

10.15	Mark Sullivan Consulting Agreement. Incorporated by reference from Exhibit 10.30 to the Company’s Registration Statement on Form SB-2/A filed August 22, 2003 (File No. 333-106247)

Exhibit No.	Description
10.16	License Agreement between Cislunar and Varitek. Incorporated by reference from Exhibit 10.34 to the Company’s Registration Statement on Form SB-2/A filed October 27, 2003 (File No. 333-106247)

10.17	D&J Marine Sales and Distribution Agreement. Incorporated by reference from Exhibit 10.1 to Form 8-K filed December 10, 2004

10.18	Sprint Advantage Agreement. Incorporated by reference from Exhibit 10.37 to the Company’s Registration Statement on Form SB-2/A filed December 22, 2003 (File No. 333-106247)

10.19	Amended Mutual Settlement Agreement and Release of All Claims with Dan Goodhall is Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-KSB for the period ended December 31, 2004.

10.20	Oracle Settlement Agreement is Incorporated by reference to Exhibit 10.20 to the Company’s Form 10-KSB for the period ended December 31, 2004.

31.1	*Rules 13a-14(a) and 15d-14(a) Certification

31.2	*Rules 13a-14(a) and 15d-14(a) Certification

32.1	*Section 1350 Certification

*	Filed herewith.