Form 10KSB
period 2005-12-31
REMOTE KNOWLEDGE INC
filed 2006-03-31
CIK 1059099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 333-106247
REMOTE KNOWLEDGE, INC.
(Name of small business issuer in its charter)

Delaware	74-1664837
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

3657 Briarpark, Suite 100
Houston, Texas	77042
(Address of principal executive officers)	(Zip Code)
Issuer’s telephone number: (281) 599-4800
Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $.001 par value
(Title of Class)
Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
The issuer’s revenues for its most recent fiscal year ended December 31, 2005 were $7,317.
The aggregate market value of the 4,173,658 outstanding voting and non-voting common stock held by non-affiliates of the issuer was $2,128,566 as of March 17, 2006. The stock price for computation purposes was $0.51 per share which was the closing price on March 17, 2006, the last reported sale price for our common stock.
The issuer had 13,246,597 shares of its common stock issued and outstanding as of March 17, 2006, the latest practicable date before the filing of this report.

Remote Knowledge, Inc.

PART I
Item 1. Description of Business.
Remote Knowledge, Inc. is a Houston, Texas based company that develops, markets and delivers a technology branded “LEO” for the monitoring and two-way transfer of critical data of remotely located assets. We also own a proprietary satellite communications system branded “GEO” and an earth station which provides communication, including high-speed Internet, VoIP, fax and two-way data transmission to remote areas. Remote Knowledge’s products are designed to service the consumer marine, commercial maritime, oil and gas drilling and production, construction, agriculture and recreational vehicle industries. A modified version of the satellite communication services branded “GEO Mobile” will be offered for mobile asset such as boats, RV’S and long haul trucks.
Our history:
We were founded as a proprietorship in 1939 as Bayne TV & Appliance, a consumer electronics company in the Houston metropolitan area. In 1970, we organized as a corporation in Texas. In 1998, our President identified an opportunity in the emerging telematics market. As part of our new business plan, in 1998 Jade Technologies, a public shell corporation, merged into us and we changed our name to Varitek Industries, Inc. In 2000, we decided to leave the consumer electronics industry and enter the global asset management segment of the telematics industry. On December 28, 2000, we sold the television and appliance business to Harry Bayne, a director and founder of our Company.
In August 2003, we reorganized as a Delaware corporation known as Remote Knowledge, Inc. In July, 2004 we began trading on OTC Bulletin Board under the symbol RKNW.
To date, we have focused our efforts on acquiring and developing our technologies, designing and testing our products and services, identifying potential markets, developing and implementing our strategic marketing efforts, identifying and pursuing sales channels, forming strategic technology and marketing alliances, and raising the capital needed to fund our operations.
In September 2003, we acquired our satellite communication technology along with a satellite earth station in Joplin, Missouri, from Mark Sullivan. Mr. Mark Sullivan is the architect of that technology and is also the principal architect of our monitoring and two-way data transfer technology. After serving as a consultant to us since early 2003, he became a full time employee in June 2005.
In July 2004, we undertook the initial marketing of our two-way data transfer services to the marine pleasure craft market both to OEM’s and in the after market. Since then, we have marketed the product in the oil and gas production markets and the diesel engine market with applications primarily in agriculture and construction equipment.
In 2005, we began to seek markets for our satellite communications system product.
We have generated essentially no revenues from either our monitoring and two-way data transmission business or our satellite communications businesses since the inception of our current business plan in 1998. See discussion of our financial condition in “Our Current Plan of Operation.”
Our Business strategy:
With the LEO service our strategy is to establish ourselves as the market leader in providing information to users of remotely located assets and relationship management between these users and providers of services to the assets. We believe that the benefits of our always on, anywhere in the world two-way data transfer system will be recognized by OEMs in the maritime, marine recreational, construction, agriculture, and oil and gas industries and establish us as their provider of choice for these services.
With the GEO service our strategy is to establish ourselves as the market leader in furnishing high-speed satellite communication services for Internet, VoIP, content download, and two-way data transfer to remote locations around the world. This service will be particularly suitable for construction sites, oil and gas drilling and production sites including offshore, large housing or apartment complexes, and ISPs in remote locations. We do not plan to directly market this service ourselves, but rather plan to partner with firms who currently provide communications and Internet services to these sites.
With GEO Mobile our strategy is to establish ourselves as the market leader by providing the same services as the GEO service, but to OEMs of mobile assets who will in turn include these services in the products they sell to dealer/distributors and end users. Products in which these services would be attractive additions include maritime vessels, RVs, and long haul trucks.

Revenues from these three services will be derived from hardware sales, monthly communications fees, as well as content sales.
Our operations will not be significantly impacted by seasonal fluctuations as our products can be used in a variety of industries throughout the entire year and in addition recurring monthly service contracts are booked evenly throughout the year.
Our Current Marketing Initiatives:
We engaged the Mascola advertising firm in 2005 to assist us in our marketing efforts. They have extensive marine advertising experience with a number of current marine industry accounts as well as substantial experience in numerous other industries. Based on their recommendation we rebranded our monitoring and two-way data transfer services formerly know as RK3000 to LEO. We also branded our satellite communication services as GEO which in the past we sometimes referred to as Moonbeamer.
We currently have several marketing efforts underway for both LEO and GEO services in the consumer marine, commercial marine, oil and gas, diesel engine, and RV industries.
The pilot program using our LEO service with FLW Outdoors, the fresh water and salt water tournament division of Genmar, was very successful and has led to a contractual arrangement with FLW Outdoors. The pilot program demonstrated LEO’s flexibility and adaptability to monitor and report numerous types of events as well as locations and its ability to work in conjunction with other equipment. The contract calls for us to deliver these services to FLW Outdoors commencing with the 21 tournament events in 2006 with annual renewal options. The contract has annual base revenue of $71,800. The long-term value of the relationship will become measurable as the services are utilized to demonstrate to OEMs, oil and gas companies, and other interested parties the flexibility and adaptability of the LEO service. This contract is our first true revenue agreement. As a result of our success with FLW Outdoors, we are currently working with several of Genmar’s boat lines to establish a LOI/MOU which would set up a time table and operating framework to include our LEO service in their 2007 models.
We have a Memorandum of Understanding (“MOU”) in place with Raymarine, a leading marketer of marine electronics. The MOU covers our GEO Mobile services and calls for the parties to develop a business plan to complete development of the GEO Mobile application for marine markets and to enter into a contract where by Raymarine would obtain an exclusive multi-year license to market these services world wide in marine applications. The MOU provides for the business plan to be completed and the contract agreed to by May 31, 2006. The goal of the MOU is that Raymarine would begin marketing the GEO Mobile device early in 2007.
We are also working with Raymarine to make a joint proposal to install the LEO on one or more boat lines of a major OEM. The proposal contemplates the LEO being installed with and to work in conjunction with certain Raymarine electronics. Assuming the proposal is accepted it is contemplated that the LEO devices would be included in certain of the OEM’s boat lines beginning with the 2007 models.
We have a MOU in place with Winegard Company Incorporated (“Winegard”) the world’s largest seller of antennas. Under the MOU the parties will seek to establish a business plan and contractual agreement whereby Winegard would market our LEO and GEO Mobile services in the RV and class 6-8 truck markets world wide. During the period of the MOU the parties will also determine the viability of our selling certain Winegard products as they pertain to our commercial and OEM customers. In addition we are exploring with Winegard their selling our GEO services in certain markets where they already have a well established presence such as construction sites, multi-dwelling housing, hotels, office buildings, and medical complexes. We believe Winegard could begin marketing our services in the fourth quarter of 2006. Sales of certain of their products if feasible for us to undertake could begin prior to that.
At such time as these efforts are well underway or substantially complete we may pursue other currently pending opportunities in the diesel engine and oil and gas businesses.
Our Product and Services Description:
LEO
The LEO system comprises a mobile device; a central server and data repository system, Knowledge Bank; and a call center, Knowledge Central. The LEO device includes a processing unit, intended to be mounted in a concealed, secure location and a hand-held display and keypad, mounted in the cockpit or other accessible area.
The combined system enables us to offer certain tracking, messaging, and event reporting services to customers.
LEO was initially designed and is still primarily intended for marine operations including pleasure craft and commercial vessels. Services available through LEO include:

•	Vessel Tracking

Last reported location and route traces can be accessed via the World Wide Web.

•	Messaging

Short text messages can be exchanged between the vessel-mounted terminal and the public Internet via email and web protocols.

•	Service Requests

The LEO can be used to order services from a menu displayed on the hand-held terminal. We can then dispatch these requests to third-party providers.

•	Sensor-driven Alerts

The LEO can be configured to monitor external sensors via it’s LIN input-output bus. The bus supports 16 nodes, each of which can include up to 7 input points. Sensors may detect such conditions as high bilge water level, carbon monoxide, heat and/or smoke, door or hatch operation, glass break, etcetera. Through Knowledge Bank, we can dispatch these events to customer-designated contacts.

•	Internally-generated Alerts

The LEO internally monitors asset battery voltage and other internal operational parameters. Like external sensors, changes in these parameters can be reported by the LEO so Knowledge Bank can dispatch event reports to appropriate parties.

•	GEOfence

LEO can be configured to report movement of the asset from a customer-set position or to report incursion into pre-programmed areas.
The LEO device is a microprocessor-based system designed to be installed on the asset to be monitored. It is powered by standard 12 volt DC from the asset’s battery and charging system. The device continuously monitors its position, and thus the position of the asset, using the Navstar Global Positioning System. LEO is equipped with two internal modems, one for the Sprint PCS network and one for the Iridium satellite network. The unit automatically selects the PCS modem when it is within the Sprint service area and reserves the more expensive Iridium modem for use when PCS is not available. This synergy combines the low cost of PCS with the global coverage of Iridium to deliver global coverage at lower average cost than a satellite-only system. The LEO connects to a LIN (Local Interconnect Network) bus to monitor and control external sensors and a serial port for connection to the hand-held display and keyboard. The serial port can also be used to attach a personal computer which can then serve as an alternate user interface.
Knowledge Bank is a completely automated system physically located at our teleport in Joplin, Missouri. Knowledge Bank comprises off-the-shelf server hardware, open-source database and operating system components, and proprietary application software developed by us. On the back end, Knowledge Bank receives reports and otherwise communicates with LEO devices via the Sprint PCS network and the Iridium low earth orbit satellite constellation. On the front end, Knowledge Bank communicates with end-users and us and call center personnel via a collection of interactive web pages, accessed via the public Internet using standard browser software. Knowledge Bank can autonomously send messages to customers via email or can initiate phone calls to them via Knowledge Central.
The Knowledge Central call center is a third-party service currently outsourced from a company in Houston. Upon receiving an alert or service request from a LEO device, Knowledge Bank can dispatch a message to the call center so human operators can place a phone call to the contact designated by the customer for a particular event.
As we continue to refine and expand the capabilities of the LEO system, the software which runs Knowledge Bank and the LEO device necessarily evolves. While it is obviously a simple matter to load new software into the servers of the Knowledge Bank, it is worth noting that the LEO firmware can be updated remotely over the PCS network allowing new features or changing service offerings to be installed without a physical service call to the vessel.
GEO
The GEO is a proprietary satellite terminal that incorporates the functions of Internet protocol satellite transceiver, router, caching proxy server, web server and email server in a single compact package. GEO can provide communication services, at speeds equivalent to or exceeding T-1, to remote locations via GEOsynchronous communications satellites. Competing solutions typically involve multiple components for the various functions that GEO provides from a single box.
Unlike servers based on a Windows PC platform, GEO is capable of 24/7 operations for years without being reset or restarted. GEO operating firmware runs from nonvolatile solid-state memory and is not dependent on a mechanical hard disk. A hard disk is only required for the optional cache, web, video and email servers. The hard disk is not required for basic router functionality and it can be remotely reformatted and reloaded over the satellite network if it should become corrupt.
In the unlikely event of a system lockup, the terminal’s internal operation is monitored by a watchdog timer which will restart the system. Configuration files are stored at the teleport and transferred to each terminal at startup. This facilitates remote reconfiguration of the terminals and avoids any danger of configuration corruption from field conditions. It also dramatically simplifies replacement of a remote terminal. Each GEO terminal periodically reports key operational parameters to the teleport including receiver performance, internal temperature, and fan filter status to provide an early indication of maintenance problems such as vegetation or other obstructions blocking the external antenna. The teleport, located in Joplin, Missouri, has the capability to remotely and individually control the power level of each GEO satellite transmitter in order to adjust them for local weather conditions and to changes in bandwidth requirements.
The GEO outroute is a standard DVB carrier with a total data rate of 2 Mb/s to 44Mb/s. Other services, such as video, may share the same carrier. GEO traffic is kept separate from other services by assigning it a unique PID.
The GEO inroute uses dynamically assigned FDMA. The agile modulator can adjust bandwidth from 8Kb/s up to 2Mb/s and can tune with 8 KHz resolution across the full 36MHz Ku or C band. GEO supports QPSK and BPSK modulation with 1/2 or 3/4 convolution FEC. QPSK 3/4 FEC is typically deployed giving an approximately 1:1 ratio of data rate to RF bandwidth.
The advantages of the GEO over competing products are its high level of integration and the low round-trip latency afforded by the use of dynamic FDMA instead of TDMA techniques.
TDMA inroutes must delay sending a packet until the time slot for a particular terminal allows it to send a burst. This frame time adds to the already long round trip speed-of-light delay making total propagation delay for the connection high. Common TDMA VSATs have propagation delays of 800mS to 1.5S. GEO’s round trip time is minimized by eliminating TDMA frame time and by the tight integration of the satellite terminal, router, and server functions. GEO delivers round-trip propagation delays on the order of 500mS.
Where traditional TDMA VSAT terminals are optimized to deliver low data volumes to a large number of sites, GEO generally makes more efficient use of satellite transponder bandwidth in applications which involve relatively large volumes of data transfer to a smaller number of sites.
GEO’s lower latency improves the user experience when carrying voice traffic.
We are not currently manufacturing GEO terminals but are conducting demonstrations for potential marketing partners using units currently on hand. We will re-design the terminal before manufacturing more units.
GEO Mobile
We are developing the specifications for a new product called GEO Mobile. The purpose of GEO Mobile is to deliver high-speed Internet access and other services to a vessel or vehicle in motion.
To achieve this, GEO Mobile will combine a high-speed DVB-S outroute (i.e. Internet to terminal) with an inroute (i.e. terminal to Internet) via the Inmarsat Regional BGAN (Broadband Global Area Network) satellite service. The former has a lower cost per byte than competing solutions from Globalstar, Inmarsat, and Iridium. The latter is capable of in-motion operation with a smaller and less expensive antenna than would be required for a conventional GEOsynchronous return channel. Because the bulk of consumer Internet access traffic is in the outroute direction, the lower cost outroute drives down the total cost of the service.
The outroute will be supplied by us and carried over leased transponder capacity on standard GEOsynchronous communications satellites. For the Western hemisphere, the outroute carrier will be uplinked from our teleport near Joplin, Missouri. To cover Europe and the East, we will install its equipment in leased space in one or more third-party teleports.
Besides delivering individual Internet access, we also plan to take advantage of the inherent multicast nature of the DVB-S outroute to deliver broadcast content using excess or idle capacity of the network. Such content will be stored on hard disks within the terminals and delivered to the consumer on demand. Content may include movies, TV episodes, maps for on-board navigation systems and chart plotters, and software updates for various on-board systems. Although the content files are broadcast to all subscriber units, actual delivery of a particular file to a user may be authorized on an individual basis either for a fee or as part of that subscriber’s service plan.
While detailed specifications of the product are still in development, in general the remote terminal will consist of a set-top box containing the hard disk, DVB receiver, router, and other components with interfaces for connecting a television monitor, telephone handsets, and personal computers. The set-top box will connect to a third-party R-BGAN terminal for the inroute and to a stabilized high-gain antenna for the outroute. The latter are currently produced for receiving satellite television in motion and will require only minor, if any, modification to be used in the GEO Mobile application. The modified antenna will still be capable of TV reception in Europe.

Communication Providers
Globalstar L.P. and Iridium Satellite LLC
We have executed a service agreement with both Globalstar and Iridium pursuant to which they will provide us with satellite communications services for our LEO products. Both own and operate low-earth-orbit satellites and state-of-the-art satellite and network operations control centers. We will act as a reseller of their satellite communications services to users of our LEO products and services. We determined it was best to have contracts with both to insure satellite communications were available in all instances for our LEO in a competitive environment.
Sprint
We have entered into an agreement to utilize Sprint’s PCS network which consist of 3GIXRTT CDMA technology. Sprint will provide the PCS service that will carry data communications between the LEO and the Knowledge Bank. Most terrestrial originated data traffic to or from the LEO will be carried over this PCS network.
Satellite Communication
When we launch our GEO and GEO Mobile services we must enter into a contract to rent space segment from companies who own high earth orbiting satellites. There are several of these companies and we do not expect any difficulty in completing the contract as we currently rent space segment from these companies on a daily basis as required to test and demonstrate the GEO and GEO Mobile service.
We own an earth station for satellite communication in Joplin, Missouri and plan to use this earth station initially to link with these high earth orbiting satellites. Our earth station can service locations generally in North and South America. As the service is expanded world wide to areas outside North and South America we will have to contract with companies who own earth stations in other parts of the world.
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
In November 2002, we closed a $1,500,000 loan transaction with SMH Varitek LLC, a Delaware limited liability company controlled by principals of Sanders Morris. As consideration for the loan, we issued SMH Varitek five-year warrants to purchase 1,500,000 shares of our common stock at a price of $0.01 per share. On March 30, 2004, the note was converted under its terms into 1,500 shares of Series B Preferred stock and the additional warrants to purchase 2,000,000 shares of common stock at $0.75 per share.
On January 31, 2003, we sold promissory notes in the principal amount of $961,000 to several investors. In lieu of interest, we agreed to pay the noteholders, on a quarterly basis beginning with the quarter ended September 30, 2003, and ending with the quarter ended June 30, 2005, a sum equal to 0.4805% of our gross revenues from sales of the RK3000 and related monthly monitoring services. On April 16, 2003, we sold an additional $885,000 of these notes. In lieu of interest, we agreed to pay the noteholders on a quarterly basis beginning with the quarter ended September 30, 2003, and ending with the quarter ended June 30, 2005, a sum equal to 0.4375% of our gross revenues from sales of the RK3000 and related monthly monitoring services. In the event that the total amount paid in lieu of interest does not meet or exceed an annual yield of 10% of the principal amount loaned, we will be obligated to pay the noteholders, within 30 days after June 30, 2005, the difference between the total amount paid in lieu of interest and an amount equal to 20% of the principal amount loaned. We recorded interest for the full 20% amount since only a relatively small amount of sales had been recorded as of June 30, 2005. On March 30, 2004, the notes sold January 31, 2003 and April 16, 2000 were converted to 1,846 shares of Series B Preferred Stock and warrants to purchase 2,461,333 shares of common stock at $0.75 per share.
During the latter half of 2003 we borrowed an additional $855,000 in the form of a short term bridge loan. In lieu of interest we agreed to pay sums equal to 2.565% of the revenue from January 1, 2004 through December 31, 2004, derived from Moonbeamer sales. A minimum return of 15% of the principal amount of the notes was guaranteed. On March 30, 2004 these notes were converted to 855 shares of Series A Preferred Stock and warrants to purchase 1,140,000 shares of common stock at $0.75 per share.
On March 30, 2004 we concluded a sale of approximately $2.4 million of equity in the form of $1,000 Series B Units, with a second tranche of approximately $900,000 due after 2,300 RK3000 devices have been sold. Sanders Morris Harris was placement agent for their offering except the amount received from the Granader family.

Also on March 30, 2004 subscriptions to a second equity offering of $4.9 million were also received from the Granader family with proceeds due after July 30, 2004, but also contingent on the sale of 2,300 RK3000 devices. The Series B units consist of one share of Series B Preferred Stock convertible into 1,334 shares of common stock and a seven-year warrant to purchase 1,334 shares of common stock at $0.75 per share.
We had not reached the threshold sales level by August 30, 2004 necessary to activate the additional funding, and on that date Messrs. Harry, Dan, Alan and Neil Granader executed new subscription agreements which voided their second tranche subscription agreement and the subscription for the $4.9 million offering. The new subscription agreements called for Messrs. Granader’s to pay $6.1 million for 6,100 shares of Series B Preferred Stock, convertible into 8,133,333 shares of common stock, and also receive warrants to purchase 24,400,000 shares of common stock at $.75 per share. The agreements call for three tranches as follows: First $1,350,000 with no conditions, second $2,500,000 on the condition that 100 units have been sold and the third of $2,250,000 on the condition that 400 units have been sold. We did not meet the sales threshold to activate the second tranche, however, the Granader’s continued to provide some funds from time-to-time to meet our operating needs. Through the end of 2004, in this manner they funded $1,700,000. In early 2005 they continued in this manner and funded an additional $2,222,000.
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
In May 2005 the Granaders requested a new arrangement since we had not met any of the sales objectives, but agreed to provide $3.6 million of funds which was $1.5 million more than their previous commitment. As a result, we executed a 5%, $3,600,000, secured note with Harry, Alan and Dan Granader dated August 19, 2005. The note like the Series B Preferred Stock converted into common stock at the rate of $.75 per share and warrants were also granted to purchase 4,000 shares of common stock for $.75 per share for each $1,000 of note face value. The notes were secured by all of our technology and the earth station in Joplin, Missouri. Through December 31, 2005 $2,250,000 has been funded under the notes and $595,000 additional has been funded during 2006.
Employees
We currently have twelve full-time employees. As needed, we will add experienced personnel in the various disciplines of our business including management, sales, hardware database and software engineering and support, manufacturing, information storage and communication, information technology, human resources and accounting.
Research and Development
Beginning in 2003 through mid 2005 we employed Mr. Mark Sullivan, to enhance and finish development of our LEO product on a part time basis as our chief technology architect. In mid 2005, Mr. Sullivan became a full time employee and moved to Houston to continue development of our LEO and GEO products.
Patents
We have the following patents and patent applications on file in the U.S. Patent and Trademark Office:
1.	Serial No. 09/863,956

Filed: 05/23/01

Issued: 04/01/03

Expires: May 23, 2021

Entitled: “GPS Antenna Array”

Patent No. 6,542,119B2

2.	Serial No. 09/835,893

Filed: 04/16/01

Issued: 07/13/04

Patent No. 6,763,241B2

Entitled: “Data Communications Synchronization Using GPS Receivers”

3.	Serial Number 09/968.746

Filed: 10/01/01

Entitled: “Telematics System”

4.	Serial No. 09/758,581

Filed: 01/11/01

Issued: 02/28/06

Entitled: “Method and System For Improving Data Transmission and Storage of Markup Language Documents”

Patent No. 7,007,105

5.	Serial No. 09/966,325

Filed: 09/28/01

Entitled: “Apparatus and Method for Efficient Live, Web casting and Network Connectivity”
The GPS Antenna Array patent relates to a multiple antenna collection with antennas based around different sides of a portable radio frequency device. The use of multiple antennas allows signals to be detected from a series of directions, including enabling a GPS receiver to detect satellite data in several orientations- The GPS Antenna Array patented technology serves a variety of technical purposes and is not limited to the telematics industry. For example, this technology can be used with cell phones, PDAs and any type of radio frequency portable device.
The patent entitled “Data Communication Synchronization Using GPS Receivers” relates to a system that uses GPS synchronization pulses in a communications array to provide organization of the transmission of data during assigned time slots. This invention can be used in many industries other than telematics. For example, the system could be deployed in both cell and satellite telephone communication systems that utilize time division multiplexing. Thus, this system could be licensed for many different fields of use.
The patent application entitled “Telematics System” covers most aspects of our LEO. This application covers approximately eight to ten separate inventions that were created in the design of our initial telematics device. Examples of these inventions are anti-defeat counter measures, providing location and other information based upon the occurrence of certain conditions without being polled by a base station, and monitoring power levels to determine if external power has been lost.
The patent method and system for improving data transmission and storage of markup language documents relates to a method and system for providing for improving the transmission and storage of documents utilizing markup languages. The system converts the markup language tags to tokens and combines the tokens with the content information to create a token stream. The token stream is further compressed and stored on a device or transmitted over a communications network. The compressed token stream may then be decompressed and de-tokenized to return the markup language document to its original content form. The method may be performed on a computing device or over the transmission network.
The utility of the method claimed in this patent is that much of the data transversing the Internet, including web pages, is encoded in markup languages – especially HTML and XML. The method taught by this patent is approximately 25% more effective that standard compression techniques.
The patent application entitled “Apparatus and Method for Efficient Live, Web casting and Network Connectivity” relates to an apparatus and where a method is taught which improve the throughput of TCP/IP virtual circuits in the presence of long round-trip propagation delays such as those encountered with satellite links. The GEO terminal implements this method, among others, to deliver higher speed connectivity than otherwise attainable. This has particular application to webcasting because of the required high real-time throughput over a single TCP/IP port but is also applicable to any Internet application which would benefit from higher speed including email, web, file transfer, streaming video, etcetera. The patent also covers elements the “Beam Box” self-installing terminal.
Trade Secrets and Copyrights
We believe that substantial value exists in our trade secrets, including the design features and source code for the software of our LEO, GEO and GEO Mobile devices and the product research we conducted to avoid infringing the patents of others.

Competition
LEO Competition
The two-way data transfer industry results from the convergence of multiple technologies most predominant of these being wireless communications and the Internet. These technology offerings generally are segmented into one of three categories (1) Hardware, (2) Software, or (3) Content. Accordingly there are a number of potential competitors providing various levels of service. Currently, the vast majority of two-way data transfer products were born from and still exists in the automotive market with the most notable being the General Motors “On-Star” system. Currently, we do not have any plans to enter the automotive market. However, there are a wide range of equipment providers, software companies, and wireless service providers as well as content companies, all hoping to gain a piece of the enormous potential of telematics applications in other markets.
GPS and Communications Products in the Marine Industry:
In the marine industry, there are numerous GPS positioning products from a number of well-known and established companies such as Raymarine, Furuno, Simrad, Lowrance Electronics, Inc. and Garmin, Ltd. There are also several wireless communications providers operating in the marine industry, most notably Globalstar, Iridium and Orbcomm. Because two-way data transfer is more than just GPS positioning or wireless voice communications, we view these industry players more as potential alliance partners and less as competitors.
Remote Vessel Management and Monitoring Products in the Marine Industry:
We are aware of only a very limited number of telematics product offerings in the marine industry. Competitors such as SeaKey, Skymate, SeaWave, GEOSAT Solutions and Beacon Wirelesses, HarborMaster Mark II, provide a limited but valuable set of vessel monitoring services. Notifying boat owners via cell, pager or phone of conditions such as unauthorized movement, loss of power, and high-water alerts are a core competency of recently surfacing competitors. However, outside of our solution, Skymate offers the most advanced telematics marine unit on the United States market today. Skymate, while providing the core marine telematics monitoring functions also provides a PC interface allowing users to attach their own computer giving them the ability to send and receive e-mails, yahoo text alerts, and weather reports. Another high-profile competitor in the recreational marine space would be the SeaKey offering. Seakey’s functionality and service options are very limited when compared to our products or Skymate’s products. However, SeaKey and the Genmar Corporation, one of the largest recreational OEM’s in the United States, partnered to deliver a telematics based service which is now available or offered as an option on a select amount of Genmar’s branded lines.
GEO Competition
The most notable hardware competitor to our GEO product is iDirect who offers the iDirect NetModem II which provides IP communications via satellite to remote areas. The NetModem II also provides video and “toll quality” voice (via VoIP). However, iDirect provides only the hardware for these applications, forcing the customer to deal with two sources regarding their communications systems: iDirect, the hardware provider and a separate service provider. iDirect today serves the offshore oil & gas industry as well as rural markets.
Other satellite equipment manufacturers which are closest in a competitive analysis to our GEO product are:
•	Hughes Network Systems

•	Gilat

•	STM Wireless

•	ViaSat
GEO Mobile Competition
Most notable in the marine/ maritime markets is Inmarsat who has been providing service since the early 80’s. The system was privatized in 1999. Inmarsat provides a number of services which have been introduced over the years and this year are deploying their fourth generation satellites in an approximately $2 billion bid to provide in-motion broadband service world-wide. Inmarsat services include Inmarsat-B, Inmarsat-C, Mini-C, Inmarsat-D+, Inmarsat E+, Inmarsat M, Mini-M, Fleet 33, Fleet 55, Fleet 77, GAN and R-BGAN.
Other potential competitors to our GEO Mobile technology include:
•	ACeS

•	Globalstar

•	Intelsat

•	KVH

•	Pointshot Wireless
Government Regulation
The LEO device falls under the jurisdiction of Federal Communications Commission (“FCC”) rules in two areas. First, the cell and satellite modems in the device are “intentional radiators” and therefore regulated under CFR title 47 parts 24 and 25 respectively. The manufacturers of these modems have designed them to comply with these regulations and have tested them to demonstrate their compliance. Thus, it is a simple formality to test the LEO as an intentional radiator as there is no reason to expect it to be non-compliant. Second, the device uses high speed clock circuits in its processing circuitry. As such, it is an “unintentional radiator” and is covered under CFR title 47 part 15.
The GEO satellite terminal also includes both high speed clock circuits and intentional radiators (i.e. the inroute transmitter). Besides type acceptance under CFR title 47 parts 15 and 25, each individual GEO terminal and the central earth station require licenses under CFR title 47 part 25. These licenses are issued by the FCC’s International Bureau and the regulations require the FCC to “routinely grant” requests for such licenses. We have the required licenses for the central earth station. Licenses for the remote terminals are issued as “blanket licenses” covering multiple terminals. We have a blanket license authorizing the first fifteen remote terminals.
The new GEO Mobile project outroute will operate under the existing earth station license used by GEO and the inroute under the licenses granted to Inmarsat.
Item 2. Description of Property
Our principal business office is located at 3657 Briarpark, Suite 100, Houston, Texas 77042 where we lease approximately 10,000 square feet of office space for which we pay rent of $10,896 per month. Our lease is scheduled to terminate in February, 2010. We believe such facilities will be adequate through the near term. If additional space is required before the lease terminates, there is adequate lease space available in nearby buildings. We have also leased a 100 square foot building at the base of the Cislunar satellite earth station where several of our computer servers utilized in the Knowledge Bank system are located and we have a ground lease where our antennae reside. We pay $1,000 per month to Mark Sullivan for this facility and ground lease which is located at 4260 West Highway 86, Joplin, Missouri 64804. We also pay $200 per month to sublease office space at 2400 Country Club Lane, Joplin, Missouri 64804 from Niobrara Research and Development Company, for one employee located there.
Item 3. Legal Proceedings
On October 22, 2003, we settled litigation with our former chief executive officer Dan Goodhall. The settlement resulted in all litigation being dismissed with prejudice relating to the Harris County, Texas Judicial District Case No. 202-09577. The settlement required that commencing on December 15, 2003, we must repurchase the 125,000 shares of stock issued to Mr. Goodhall during the term of his employment including payments for estimated tax liability for a combined total of $498,500, which payments were to be made periodically until September 15, 2004. We were unable to meet payment obligations and on several occasions the settlement terms were revised. As of December 31, 2005, the unpaid amount is $156,652 under the current payment schedule to which extends the payments until March, 2007, and permits Mr. Goodhall to retain his common shares. Payments under this schedule have not been meet timely and are currently in arrears.
On the 27th day of October 2003, Lockheed Martin, Inc. filed suit in the 55th Judicial District in Harris County, Texas to collect on a promissory note issued by us to Lockheed Martin in the principal amount of $480,484 plus interest for a total due through August 31, 2003 of $502,542. This promissory note is secured by a lien against all of the computer equipment purchased by Lockheed under our Engineering and Development Agreement with Lockheed Martin. Lockheed Martin owns all of the technology developed by them until this note is paid in full. On June 30, 2004, the parties agreed to settle the litigation with us paying $12,500 of the accrued interest and Lockheed Martin agreeing to extend the note with 6% interest until June 30, 2005. At that date the note was extended with a monthly payment schedule which has not always been met. We are currently in arrears on these payments. The balance on the notes at December 31, 2005 was $485,743.
The Lockheed Martin lien should not adversely impact the marketing of the LEO system as the LEO system no longer contains any components, software or other intellectual property that is subject to the Lockheed Martin liens.
In May, 2004, we filed suit against Mr. Zane Russell, our former Chief Operating Officer and Director, seeking damages relating to the loss on the loan made to Z-Link. In December 2005 the arbitrator found that Mr. Russell had violated his fiduciary duty to us regarding the loan and awarded us $515,000 in damages and that Mr. Russell was not entitled to recover any amounts under his employment agreement. We are currently attempting to collect the judgment but it is uncertain the amount, if any, we may be able to collect.
On October 12, 2004, Oracle Corporation filed suit in Superior Court of California, County of Santa Clara, seeking

$270,475 for payment of software allegedly delivered to us in August of 2002. We filed a defense stating we had never received the software. The litigation was settled on March 21, 2005 by our agreeing to make 24 monthly payments of $9,000 each. We have not always made these payments timely and are currently in arrears. The balance outstanding under the settlement is $198,475, however, we may be liable for the full remaining balance of approximately $253,000.
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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to the shareholders for a vote during the fourth quarter of 2005.

PART II
Item 5. Market for Common Equity and Related Stockholder Matters
We are authorized by our Articles of Incorporation to issue 100,000,000 shares of common stock, $.001 par value, and 10,000,000 shares of preferred stock, $.001 par value. As of March 17, 2006 there were 13,246,597 shares of common stock currently outstanding and 4,414 shares of Series A Preferred Stock and 7,214 share of Series B Preferred Stock outstanding.
In December 2001, we declared a one for eight reverse split of our outstanding common stock.
Options and Warrants
As of March 17, 2006, options to purchase an aggregate of 3,675,000 shares of common stock were issued and outstanding. These options were issued to several of our employees and consultants. The exercise price of these options varies from $0.45 per share to $1.60 per share.
As of March 17, 2006, warrants to purchase 47,623,217 shares of common stock, at prices ranging from $0.01 per share to $2.00 per share, were issued and outstanding. In March 2002, we issued warrants to acquire 22,500 shares of our common stock at an exercise price of $2.00 per share at any time on or before February 22, 2007. In November 2002, we issued warrants to acquire 1,500,000 shares of our common stock at an exercise price of $0.01 per share at any time on or before November 26, 2007. In December 2002, we issued warrants to acquire 553,400 shares of our common stock at an exercise price of $1.20 per share, which has subsequently been reduced to $0.90 due to anti-diluting provisions in the warrant, at any time on or before December 5, 2007. In January 2003, we issued warrants to acquire 240,250 shares of our common stock at the exercise price of $1.00 per share at any time on or before January 31, 2008. In April 2003, we issued warrants to acquire 221,250 shares of our common stock at an exercise price of $1.00 per share at any time on or before January 31, 2008. On March 30, 2004, we issued warrants to purchase 12,551,178 shares of common stock at $0.75 per share at any time before February 28, 2011. On March 30, 2004, we issued warrants to purchase 148,600 shares of common stock at $0.90 per share at any time before February 28, 2011. On April 30, 2004, we issued warrants to purchase 53,334 shares of common stock at $0.75 per share at any time before February 28, 2011. On October 24, 2004, we issued warrants to purchase 1,870,000 shares of common stock at $0.75 per share at any time before February 28, 2011. Effective December 31, 2004 we issued warrants to purchase 6,400,000 shares of common stock at $0.75 per share at any time prior to February 28, 2011. Effective March 15, 2005, we issued warrants to purchase 6,280,000 shares of common stock at $0.75 per share at any time prior to February 28, 2011. On April 15, 2005, we issued warrants to purchase 213,333 shares of common stock at $0.75 per share at any time before February 28, 2011. Effective June 30, 2005 we issued warrants to purchase 2,388,000 shares of common stock at $0.75 per share at any time before February 28, 2011. On August 11, 2005, we issued warrants to purchase 6,666 shares of common stock at $0.75 per share at any time before February 28, 2011. On September 14, 2005, we issued warrants to purchase 514,706 shares of common stock at $0.75 per share at any time before February 28, 2011. On December 7, 2005, we issued warrants to purchase 160,000 shares of common stock at $0.75 per share at any time before February 28, 2011. Effective December 31, 2005 we issued warrants to purchase 14,460,000 shares of common stock at $0.75 per share at any time before February 28, 2011.
Transfer Agent
The transfer agent for our common stock is Computershare Investor Services, 350 Indiana Street, Suite 800, Golden, Colorado 80401.
Market Information
Subsequent to our merger with Jade Technologies, a shell corporation, in June 1998 our common stock began trading under the symbol “VATK” on the OTC Bulletin Board. During 2000, we were moved off of the OTCBB and traded in the Pink Sheets published by the Pink Sheets, LLC. As a consequence of our one for eight stock split effective on December 28, 2001, our symbol changed to “VTKL”. As of September 2003, our common stock again commenced trading on the OTCBB under the new symbol “RKNW”.
The following table sets forth, for the periods indicated, the high and low closing bid quotations of our common stock as reported on OTCBB. The following common stock quotations represent inter-dealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions.

	High	Low
Year Ended December 31, 2004:

First Quarter	$3.65	$2.05

Second Quarter	$2.10	$1.10

Third Quarter	$1.50	$0.70

Fourth Quarter	$1.35	$0.80

Year Ended December 31, 2005:

First Quarter	$1.01	$0.62

Second Quarter	$0.90	$0.53

Third Quarter	$0.71	$0.35

Fourth Quarter	$0.50	$0.16
On March 17, 2006, the last reported sale price for our common stock was $0.51 per share.
Holders:
On December 31, 2005, there were 290 registered holders of our common stock. Based on a broker count, we believe there are approximately an additional 660 persons who are shareholders with street name positions.
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
Recent Sales of Unregistered Securities
During the three month period ended December 31, 2005 we have sold the following unregistered securities:

Date	Name	Security Sold		Consideration
12/7/05	Neil Granader	40 Units	(1)	$40,000
12/31/05	Harry Granader	15 Units	(1)	$15,000

(1)	These units represent the same number of Series B Preferred shares convertible into 1,333 common shares per unit and warrants for each unit to purchase 4,000 shares of common stock at $0.75 per share of common stock.
All sales were made pursuant to exemption provided by Section 4(2) of the Securities Act of 1933 and Reg. D Sec. 506

promulgated thereunder.
In connection with all the offerings and sales made pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended: (i) No advertising or general solicitation was employed in offering the securities: (ii) the offerings and sales were made to a limited number of persons, all of whom were accredited investors, or business associated of the Company: and (iii) transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933, as amended. In addition, the investors made representations, and we have made independent determinations, that all of the investors were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. All of the individuals and/or entities that purchased the unregistered securities were known to the Company and its management through pre-existing business or personal relationships, as long standing business associates, friends, employees, relatives or members of the immediate family of management or other shareholders. All purchasers were provided access to the material information which they requested and all information necessary to verify such information, and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company.
Item 6. Management’s Discussion and Analysis or Plan of Operation.
RISK FACTORS
Limited operating history.
Although we have been in business since 1939, we did not enter into our current business until 1998. Since 1998, we have been developing our business plan, marketing plan and core technology. To date, we have not manufactured any commercial units or sold any products or services. Thus, we have no proven operating or financial history upon which an evaluation of our asset management business and prospects can be based. For the years ended December 31, 2005 and 2004, our net losses were $8,248,328 and $4,564,727, respectively.
Auditor’s doubt regarding our ability to continue as a going concern.
Our auditors have included an explanatory paragraph in their opinion of our financial statements for the year ended December 31, 2005, stating that our losses, working capital deficit and net shareholder deficit at December 31, 2005, raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising additional capital and achieving profitable operations through the manufacture and sale of our products. We cannot assure you that our business plans will be successful in addressing these issues. If we cannot successfully continue as a going concern, our shareholders may lose their entire investment in our stock.
Additional financing.
We must raise additional capital to launch our new products and finance our planned operations for the next 12 months. At December 31, 2005, we had current assets of $272,229 and current liabilities of $4,782,157. Since beginning as a development stage company in 2001 through December 31, 2005, we have incurred losses from operations of $34,524,093, substantially all of which consisted of research and development expenses, general and administrative expenses and for discontinued operations.
We currently do not have any binding commitments for or readily available sources of additional financing. We cannot assure you that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonably terms. If we do not obtain additional financing, we may not be able to manufacture and sell our products and may not be able to retain our intellectual property and other assets. Under such circumstances, we could be forced to cease our operations and liquidate our assets.

Global asset management industry.
Our lines of business involve a very new technology. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for new products and services are subject to a high level of uncertainty. Additionally, rapidly changing technology, frequent new product introductions and enhancements, changes in customer demands and evolving industry standards, which could result in product obsolescence and short product life cycles, characterize the market for asset management products. Because the market for our global asset management products and services is new and evolving, it is difficult to predict with any assurance the size and future growth rate, if any, of the market or of the portion of the market that our products and services will fill. Therefore, we cannot predict the likelihood that we will be able to achieve and sustain profitable operations in this market.
Competitors.
Although most of our competitors are focused on asset management within the automotive and fleet management markets, there is growing competition in other markets. We expect competition in our targeted markets to be even more intense in the future as new competitors enter the field, such as wireless location determination technology vendors, wireless service providers, application service providers, equipment providers and content providers. Many of our current and potential competitors have greater name recognition, larger customer bases and significantly greater financial, technical, human and marketing resources than we do. While we believe that our ability to offer quality products and a variety of services at comptetive prices will provide us an advantage, aggressive price competition by any existing or new company in the asset management industry could have a material adverse effect on our results of operation. We may not be successful in competing against our current and future competitors, whether based on price, attractiveness of product offerings, or otherwise.
Strategic marketing and distribution arrangements.
Our future success is dependent upon our ability to enter into marketing and distribution arrangements with well-positioned strategic partners in each of our target markets. We anticipate that in the beginning, we will rely to a significant degree on one or two such partners to establish distribution within each of our targeted markets. Our failure to develop or maintain satisfactory relationships on acceptable commercial terms with any of these partners in a targeted market would have an adverse affect on our ability to sell our products and retain our customers, if any, in that market.
Suppliers.
A key to our overall business strategy is the outsourcing of key facets of the development, manufacture and delivery of our products and services. Without the services of key vendors and the timely delivery of their products, we cannot develop, manufacture and deliver our products and services. For example, the current version of the LEO product is currently engineered to offer satellite communications only through boards accessing the Globalstar L.P. or Iridium satellite operations.
The loss of any of our key providers, or if their products are not readily or timely available at competitive prices, would be detrimental to our business and we could encounter significant costs and difficulties in the timely replacement of such outsourcing relationships with similarly competent suppliers. Furthermore, it could require us to spend additional time and money re-engineering our products. If we were unable to secure the services of alternative providers and others needed to manufacture and deliver our products and services, we would not be able to sell our products and services.
Additional infusions of capital.
To finance our operations we plan to sell additional shares of our stock or other securities convertible into our stock. Any additional equity financing that we receive may involve substantial dilution to our then-existing shareholders. Furthermore, we may issue stock to acquire properties, assets, or businesses. In the event that any such shares are issued, the proportionate ownership and voting power of other shareholders will be reduced.

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
Our Twelve Month Plan of Operation
Our product development, manufacturing, and marketing efforts are initially being directed towards bringing our LEO, GEO, and GEO Mobile products to market through our relationships with Raymarine, Genmar and Winegard (see “Our Current Marketing Initiatives”). At such time as these efforts are well underway or substantially complete, we may pursue other currently pending opportunities in the diesel engine and oil and gas businesses.

These efforts are designed for our products to be introduced in the OEM’s 2007 model year. Consequently, it is unlikely they will produce revenue before the fourth quarter, if then, and will more likely produce revenue during 2007 at which time revenues could be significant.
During 2006 these efforts will consume funds rather than provide funds. We anticipate that our existing staff will conduct the large majority of our work and that staff additions will be minimal, but that some third-party assistance will be required in marketing, computer programming and possibly product design. Therefore, we do not anticipate a large increase in our current “burn rate” of approximately $250,000 per month, and that any increase will only occur after an initial business plan has been agreed upon between those companies involved. At that time extensive product development, design, testing and marketing can be undertaken. Our current cash balance is adequate for only several more months, and our existing FLW Outdoors contract provides only a modest amount of revenue. We do not have any other existing resources and as a consequence additional capital will be required to bring our products to market and reach breakeven cash flow.
Liquidity and Future Capital Requirements
As of December 31, 2005, we had current assets totaling $272,229 and current liabilities of $4,782,157 compared to current assets of $670,639 and current liabilities of $3,032,524 for the period ended December 31, 2004.
Our auditors included an explanatory paragraph in their opinion on our financial statements for the year ended December 31, 2005 to state that our losses, working capital deficit and net shareholder deficit at December 31, 2005 raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon receiving the additional capital as described here in and achieving profitable operations through the manufacture and sale of our monitoring system. We cannot assure you that our business plans will be successful in addressing these issues.
We are formulating plans to raise additional capital. These plans are highly dependent on showing that our products can be sold for a profit, there is sufficient potential unit volume to generate total profits which will justify additional capital and that substantial progress is being made in bringing our products to market under the two MOUs described under “Our Current Marketing Initiatives”.
Results of Operations
Since the inception of our current business plan in 1998, our operations have consisted primarily of various start-up activities relating to our current business, including developing our technologies, building our strategic marketing plan, identifying and contacting potential customers in our target industries, recruiting personnel and raising capital. We essentially have had no revenues to date, and our expenses have consisted of research and development, sales and marketing, and general and administrative expense, resulting in an operating loss since January of 2001 as a development stage company through December 31, 2005 of $34,524,093.
Our 2005 revenue is $7,317 and consists of sales of three RK3000 devices; one to our Texas Gulf Coast distributor and two to customers in South America.
Our 2004 revenues consisted of sales of twenty RK3000 devices to our Texas Gulf Coast distributor and to the pilot program in Brazil. We have received minimal monthly monitoring fees as only two RK3000 devices have been placed in service by end-user customers.
Research and development costs have been expensed as they are incurred. To date as a development stage company we have spent $5,586,022 on research and development. In 2005, we spent $1,340,415 as compared with $206,482 in 2004. The increase in costs in 2005 represents primarily the employment costs, including an $800,000 stock grant, of our Chief Product Architect but partially offset by lower parts costs.
The loss on impairment of assets in 2005 of $660,329 represents the write-off of our finished goods and parts inventory as we have been unable to develop any “after market sales” (non OEM) of our RK3000 marine product and are not currently pursuing any after market sales.
Marketing expenses consist of advertising costs, printing material, costs of shows and exhibits and fees paid to agencies and consultants. To date as a development stage company, we have spent $1,463,354 on such costs. We spent $165,648 in 2005 as compared with $135,009 in 2004. In 2005, the increase in costs represents the engagement of Mascola advertising firm as there was no outside advertising firm in 2004, offset partially by lower print material costs and trade show costs.
To date as a development stage company, we have spent $2,526,069 on professional fees. We spent $511,443 in 2005 as compared with $370,272 in 2004. Professional fees consist of legal and auditing expenses. These expenses were higher in 2005 primarily as a result of Sarbanes Oxley work.

General and administrative expenses primarily relate to the corporate office and include executive and management personnel costs, accounting and administrative staff costs, and shareholders expenses. To date as a development stage company, we have incurred $14,681,839 on general and administrative expenses. We incurred $4,140,255 in 2005 as compared with $3,365,592 in 2004. There were three major declines in the G&A. The first was $355,000 representing the cost of two legal settlements in 2004. The second was a $375,000 decline in non cash compensation, stock and stock options to non employees, for services the bulk of which costs was amortized in 2004. These services did not recur except in one case the individual became an employee and his compensation was thereafter charged to R&D. The third decline of $35,000 was for software licenses in 2004 which did not recur in 2005. These declines totaled $765,000 and were offset with a number of increases. We incurred approximately $1,200,000 due to accruals for claims and obligations. Salaries increased $42,000 due primarily to change in salary mix and the length of service in each period as the head count actually declined from year end 2004 to year end 2005. The current monthly salary costs is less than it was for most of 2005. Insurance costs increased $44,000 as we had product and general liability insurance for the first time. Communication costs related to our LEO product increased by $53,000 as we had a number of units out on demonstration, we did extensive testing and used LEO units in 4 FLW tournaments. When units are used in the future in revenue producing situations these type costs will be charged to cost of sales. Rental and lease costs increased $54,000 representing storage costs, phone system leases and a ground lease where our teleport is located. There were numerous other small increases and decreases which accounted for the remainder of the change, a net increase of $49,000.
To date, as a development stage company, we have incurred $5,321,012 of interest and financing costs. The $1,429,510 in 2005 reflects the new debt sold in 2005 which included warrants which raise the costs of borrowing. During 2004, the amount reflected is for accrued interest only as no debt with warrants was issued in 2004.
Critical Accounting Policies
The preparation of Financial Statements in conformity with Generally Accepted Accounting Principles in the United States (“GAAP”) requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Management’s estimates are based on the relevant information available at the end of each period.
Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Inventories – Inventories are stated at the lower of cost (on an average basis) or market. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excess quantities, and other factors in evaluating net realizable value.
Property and Equipment – Property and equipment are stated at cost. Maintenance and repair costs are charged to expense as incurred; costs of major additions and betterments are capitalized. Depreciation is determined on a straight-line basis using estimated useful lives ranging from three to five years.
Revenue Recognition – The Company recognizes revenue when persuasive evidence exists (which is evident by a written purchase agreement), delivery has occurred and title has passed to the customer (title passes to the customer when the device is received by the customer or the communication service is performed by the Company, in accordance with the sales agreement), the selling price is fixed and determinable, and the collectibility of the resulting receivable is reasonably assured. The Company makes estimates to allow for an appropriate allowance for uncollectible receivables, as well as for sales returns expected from its customers.
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

Stock-Based Compensation – The Company accounts for its stock based compensation under the intrinsic value method prescribe in Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees.” On December 16, 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” ( “SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in the financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. For public entities that file as small business filers, SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period that begins after December 15, 2005
New Accounting Pronouncements
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
Off Balance Sheet Arrangements
None.
Item 7. Financial Statements
The report of an independent registered accounting form and the financial statements listed on the accompanying index at page F-1 of this report are filed as part of this report and incorporated herein by reference.
Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
We have not changed accountants nor have there been any disagreements with our accountants regarding our accounting or financial disclosure during any relevant period.
Item 8A. Controls and Procedures.
Randy S. Bayne, who serves as the Company’s Chief Executive Officer and Henry Houston, who serves as our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 15d-15(e)) as of December 31, 2005 (the “Evaluation Date”). They concluded that as of the Evaluation Date the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting subsequent to the Evaluation Date.

Part III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
MANAGEMENT
Directors and Officers
Our directors, director nominees and executive officers are as follows:

				Director’s Term Ends
				at the Annual Meeting
Name	Age	Position	Class	in the Year
Randy S. Bayne	42	Director, Vice-Chairman of Board, President and Chief Executive Officer	A	2006
Richard C. Webb	72	Director and Chairman of the Board	A	2006
Henry Houston	66	Director, Executive VP and Chief Financial Officer	B	2008
Dan Granader	57	Director	B	2008
Steve Phelps	46	Director	C	2007
William H. Moody	66	Director	C	2007
Craig Johnson *	43	Director

*	Resigned May 13, 2005
There are no family relationships among the Directors, and none of our executive officers or Directors, to the best knowledge of management, during the preceding 5 years has been involved in any legal proceedings in relationship to the Company or which would impact their ability to represent the Company in their designated capacities.
Randy S. Bayne founded our current business in 1998 within our former consumer electronics and appliance business and has served as a Director and Chief Executive Officer since December, 1999, and as our President since June 2002. Mr. Bayne has been employed by us since 1981 and served as our President from 1998 to present.
Richard C. Webb has served as a Director and Chairman since August 2002. Mr. Webb has been a principal with Abshier Webb & Donnelley, L.L.C. Investment bankers since January, 2005 and prior to January, 2005 he was with the investment banking firm of Sanders Morris Harris, Inc., and its predecessor, Harris Webb & Garrison, since February, 1994. Prior to founding Harris Webb & Garrison, Mr. Webb served as the Southwest Regional Partner of Cowen & Company, a national investment banking firm headquartered in New York, from June, 1991 to February, 1994. From June 1981 to June 1991, he was a founding principal of Lovett Mitchell & Webb, Inc., which later became Lovett Underwood Neuhaus & Webb and then was purchased by Kemper Financial Services Inc. Mr. Webb has also served as the Senior V.P. & Director of Rotan Mosle, Inc. (from January 1971 to June 1981), as the V.P. and Branch Office Manager of Goodbody & Co., Inc. (from October 1960 to January 1971) and as a Registered Representative with Underwood Neuhaus (from December 1959 to October 1960). Mr. Webb is currently serving as a Director of Kirby Corp. and Bellville General Hospital Foundation. He received a BBA in Finance from the University of Texas and has completed the Wharton Institute of Investment Banking in Philadelphia, Pennsylvania.
Henry Houston has served as our Chief Financial Officer since October 2002. Mr. Houston has over 40 years of accounting experience, beginning his career as a Senior Accountant at PricewaterhouseCoopers LLP in 1962. In 1969, he left PricewaterhouseCoopers LLP to serve as the Controller of Detsco Inc. Subsequently, he served as the CFO at Southdown Inc. (1970 to 1977), C&K Petroleum (1977 to 1980), President at Black Hawk Oil & Gas (1981 to 1982) and KP Exploration Inc. (1983 to 1993). Mr. Houston was a consultant to the oil and gas industry from June 1993 to February 1995. More recently, he served as the Chief Financial Officer and Vice President of Finance at T D Rowe Amusements, a company in the coin operated amusement and games business, from February 1995 until September 2002. Mr. Houston currently serves as a Director of Rosetta Resources, Inc. Mr. Houston received a BSBA in Accounting from the University of Arkansas.

Dan Granader was elected to our board of directors by our shareholders on August 20, 2003, and took his seat on September 15, 2004 after we obtained Director’s and Officer’s liability insurance. Mr. Granader lives in Gold Creek, Montana where he operates a 30,000 acre ranch. From 1987 through 1998, Mr. Granader owned 13 World Gym locations, and was the largest franchisee of World Gym until he sold his operation to 24 Hour Fitness in 1998. From 1981 to 1987, Mr. Granader was the owner-operator of seven McDonald franchises in the Houston, Texas area. Mr. Granader attended the University of Nebraska in Lincoln, Nebraska between 1966 and 1970 where he majored in business administration. He was re-elected at our November 18, 2004 shareholder’s meeting.
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
William H. Moody was appointed to our Board on November 18, 2005 and serves as Chairman of the Audit Committee. From 1964 until he retired in 1996, Mr. Moody was employed by KPMG, LLP, and is on the Board of Directors and Audit Committee of OYO GEOspace Corporation. Mr. Moody is a BA graduate (1962) and MPA Accounting Graduate (1968) from the University of Texas at Austin.
Directors
Our board of directors currently consists of six directors. However, our Bylaws provide for nine directors to serve in three classes, with each class consisting of three directors elected for three year terms each and the terms of each class expiring on consecutive years. A director may be removed with or without cause by a majority vote of shareholders at a meeting called for such purpose or at any meeting of shareholders at which directors are elected by receiving less votes than that director’s opponent. Our next annual meeting of shareholders is presently planned for the month of August, 2006.
In connection with the first sale of shares of our Series A Preferred Stock in March 2005, we and several of our largest shareholders entered into a voting agreement with Sanders Morris Harris Inc., who acted as the placement agent for those sales, pursuant to which we agreed to increase the number of directors on our board from three to seven and to include as a director nominee one person nominated by Sanders Morris. The shareholders who are parties to the agreement further agreed to vote all shares held by them for the Sanders Morris nominee at all elections of directors. The voting agreement will remain effective until such time as there are fewer than 556 shares of Series A Preferred Stock outstanding. On May 22, 2003, Sanders Morris Harris, Inc. consented to increasing the size of our Board of Directors to nine members. Pursuant to the voting agreement, our board adopted an amendment to our Bylaws to increase the number of directors to nine.
Staggered terms tend to protect against sudden changes in management and may have the effect of delaying, deferring or preventing a change in our control without further action by our shareholders, such as removing directors from our board as provided under Delaware law. Having a staggered board may have other anti-takeover effects as well, both favorable and unfavorable to our shareholders.
At our annual shareholders meeting in August 2005, our shareholders elected Dan Granader and Henry Houston as Class B directors.
Committees
Our Executive Committee was formed on November 14, 2001, and is made up of Messrs. Randy Bayne, Vice Chairman, President and Chief Executive Officer and Henry Houston, Executive Vice President and Chief Financial Officer. Our Compensation Committee, which was formed on December 24, 2001, is made up of Mr. Richard Webb, Chairman of the Board and Dan Granader, Chairman of the Committee. The Audit Committee was formed on November 8, 2005, and is made up of William H. Moody, Chairman who qualifies as a “financial expert” due to his training and experience and Steve Phelps and there is one vacancy. Our Board of Directors as a group selects the director nominees and will consider suggestions by shareholders for names of possible future nominees delivered in writing to our Secretary 90 days before the mailing of the proxy statement relating to the meeting at which directors will be elected.
Officers
Our officers are appointed by the board of directors at the first board of directors meeting after each annual meeting of our shareholders and hold office until their successors are duly elected and qualified in accordance with our Bylaws, or their earlier death, resignation or removal.

Section 16(a) Beneficial Reporting Compliance
At the present time, we are not subject to compliance with Section 16(a).
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
Code of Ethics
The board of directors has established a code of ethics that applies to all employees and Directors which are written standards that are reasonably designed to deter wrongdoing and to promote:
•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications, made by an issuer;

•	Compliance with applicable governmental laws, rules and regulations:

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•	Accountability for adherence to the code.

Item 10. Executive Compensation.
The following summary compensation table sets forth in summary form the compensation received during our last three completed fiscal year, by our two executive officers.
Summary Compensation Table

					Long -Term Compensation
	Annual Compensation				Awards		Payouts
						Securities
				Other	Restricted	Underlying		All
			(S)	Annual(5)	Stock	Options;	LTIP(#)	Other ($)
Name and Principal Position	Year	Salary	Bonus	Comp.	Awards	($) SARs	Payouts	Comp. ($)

Randy Bayne, Vice Chairman, President and CEO	2005	$200,000	0	12,288	0	0	0	0

	2004	$200,000	0	7,430	0	0	0	0

	2003	$200,000	0	0	0	0	0	0

Henry Houston, Vice President and CFO	2005	$200,000	0	9,060	0	0	0	0

	2004	$170,000	0	11,000	0	0	0	0

	2003	$170,000	0	0	0	0	0	0
Option SAR Grants in Last Fiscal Year
None.

			Aggregated Option/SAR Exercises in Last Three Fiscal
			Years and FY-End Option/SAR Values

				Number of
				securities	Value of
				underlying	unexercised in-
				unexercised	the-money
				options/SARs at	options/SARs at
				FY-end;	FY-end;
		Shares acquired on	Value at FY-end	exercisable/	exercisable/
Name		exercise	(#), realized ($)	unexercisable	unexercisable

Randy Bayne	2005	0	0	1,200,000/0	$0
	2004	0	0	1,200,000/0	$0
	2003	0	0	1,100,000/100,000	$2,794,000/
					$254,000
Henry Houston	2005	0	0	300,000/0	$0
	2004	0	0	300,000/0	$0
	2003	0	0	200,000/100,000	$508,000/
					$254,000
Exercise price: $1.00 share. Fair market value at year-end: $0.35 (the last reported sale price for our common stock on December 30, 2005).

Stock Option Plan
On November 18, 2004, our shareholders amended our 2003 Incentive Stock Option Plan and our Non-qualified Stock Option Plan pursuant to which the board may grant options to purchase a maximum of 11,000,000 shares of common stock to our key employees, directors and consultants. As of March 17, 2006, options to purchase an aggregate of 3,675,000 shares of common stock at prices ranging from $0.45 to $1.60 per share were issued and outstanding. These options were granted to several of our employees and consultants.
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
Long Term Incentive Plans
We do not have any long-term incentive plans. No retirement, pension, insurance programs or other similar programs have been adopted by us for the benefit of our employees. We do have a group medical plan for which we pay the employee portion.
Employment Contracts and Termination of Employment Arrangements
We entered into a five-year employment agreement with Mr. Randy Bayne (our President and CEO) effective October 15, 2002. Mr. Bayne’s employment agreement provides for a base annual salary of $200,000. On October 15, 2002, we also entered into three-year employment agreement with Henry Houston (our Vice President and CFO). The contracts called for annual base salaries of $200,000. The annual base salary will be reviewed by the Compensation Committee at least annually. Each of the employee agreements have an option, at the sole of discretion of Mr. Bayne and Mr. Houston, to extend and renew the agreement twice, for one additional year. If extended the maximum number or times, Mr. Bayne’s agreement would run through October 2009 and Mr. Houston’s agreement would run through October 2007.
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
Director Compensation
All of our outside directors receive option to purchase 10,000 shares of our common stock each quarter as compensation. The Chairman of our Audit Committee receives and additional 5,000 options per quarter. During our most recent fiscal year, Mr. Granader had options vest to purchase 30,000 shares of our common stock at $1.10 per share and 10,000 shares of our common stock at $0.50 per share; Mr. Phelps had options vest to purchase 40,000 shares of our common stock at $0.80 per share; and Mr. Moody had options vest to purchase 60,000 shares of our common stock at $0.80 per share.
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

Our Bylaws further provide that we shall indemnify our officers and directors against liabilities and expenses actually and reasonably incurred by them in connection with any claims made against them, or the defense of any action to which they may he made a party, by’ reason of their having been our officer or director. However, no director or officer shall be indemnified against any matters as to which he is judged to be liable for negligent or willful misconduct in the performance of his duties or for which indemnification would be against public policy.
While we believe that these provisions are standard and necessary to assist us in attracting and retaining qualified individuals to serve as directors, they could also serve to insulate our directors against liability for actions which damage us or our shareholders. Furthermore our assets could be used or attached to satisfy any liabilities subject to indemnification.
EQUITY COMPENSATION PLAN INFORMATION
The following table summarizes certain information with respect to our compensation plans and individual compensation arrangements under which our equity securities have been authorized for issuance as of the fiscal year ended December 31, 2005:

(c)
Number of securities
	(a)		Remaining available
	Number of Securities	(b)	For future issuance
	to be issued upon	Weighted--average	Under equitable
	exercise of outstanding	Exercise price of	Compensation plans
	options, warrants and	Outstanding options,	(excluding securities
Plan Category	rights	Warrants and rights	Reflected in column(s))
Equity compensation plans approved by shareholders	3,675,000	$1.05	7,325,000
Total	3,675,000	$1.05	7,325,000
Represents shares issued pursuant to our 2002 Stock Option Plan and 2003 Incentive Stock Option Plan, which were amended by our shareholders on November 18, 2004.
Item 11. Security Ownership of Certain Owners and Management.
The following table sets forth information regarding the beneficial ownership of our common stock as of March 17, 2006 by (i) each of our executive officers, directors and director nominees; (ii) all executive officers, directors and director nominees as a group; and (iii) each person who beneficially owns more than 5% of our common stock (“Principal Shareholder”). Except as noted, each person has sole voting and investment power with respect to the shares shown.
The information presented below does not assume that any shares of common stock issuable upon conversion of the Series A Preferred, the Series B Preferred and the warrants are outstanding, except for those such instruments held by each of the individuals therein which are assumed to have those shares of common stock issued thereunder.
We are not aware of any contractual arrangements or pledges of our securities that may at a subsequent date result in our change of control.

Name and Address of	Shares of Common Stock		Percent of Class Beneficially
Beneficial Owner	Beneficially Owned (1)		Owned(1)
Randy S. Bayne, Director President & CEO 3657 Briarpark Suite 100 Houston, TX 77042	900,625	(3)	6.4%

Henry Houston, CFO V. P. & Director 3657 Briarpark Suite 100 Houston, TX 77471	302,000	(5)	2.2%

Name and Address of	Shares of Common Stock		Percent of Class Beneficially
Beneficial Owner	Beneficially Owned (1)		Owned(1)
Richard C. Webb, Director 2500 Citywest Blvd. Suite 590 Houston, TX 77042	840,067	(4)	6.0%

Dan Granader, Director 160 Church Road Goldcreek, MT 59733	9,152,356	(10) (18)	45.4%

Steve Phelps, Director 4207 Fairmont Pkwy Pasadena, TX 77504	325,000	(11)	2.4%

Hank Moody, Director 2309 Birkdale Kerrville, TX 78028	75,000	(16)	.6%

All Directors and Executive Officers as a Group	11,595,048		51.5%
(6 Persons)

George Ball Principal Shareholder Suite 3100 Houston, TX 77002	890,675	(6) (7)	6.3%

Ben Morris Principal Shareholder 600 Travis, Suite 3100 Houston, TX 77002	890,675	(6) (8)	6.3%

Don A. Sanders Principal Shareholder 600 Travis Suite 3100 Houston, TX 77002	10,761,090	(6) (9) (12)	45.6%

Estate of Harry L. Bayne Principal Shareholder 3657 Briarpark Suite 100 Houston, TX 77042	1,612,436	(2)	11.9%

Alan Granader Principal Shareholder 5839 West Maple Suite 103 West Bloomfield, Michigan 48322	23,530,159	(13)	67.4%

Harry Granader Principal Shareholder 18431 Warwick Street Beverly Hills, Michigan 48025	10,226,971	(18) (19)	48.6%

Neil Granader Principal Shareholder 1304 Randol Avenue San Jose, California 95126	3,257,447	(14)	19.9%

Name and Address of	Shares of Common Stock		Percent of Class Beneficially
Beneficial Owner	Beneficially Owned (1)		Owned(1)
Mark Sullivan Principal Shareholder 600 South Ripple Creek Drive #3 Houston, TX 77057	1,281,000	(15)	3.9%

Robert Duncan Principal Shareholder 1900 West Loop South Suite 1300 Houston, TX 77027	2,800,067	(17)	18.2%

(1)	Rule 13d-3 under the Securities Exchange Act of 1934 provides the determination of beneficial owners of securities. That rule includes as beneficial owners of securities, any person who directly or indirectly has, or shares, voting power and/or investment power with respect to such securities. Rule 13d-3 also includes as a beneficial owner of a security any person who has the right to acquire beneficial ownership of such security within 60 days through any means, including the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

(2)	Consists of: (i) 852,056 shares of common stock owned by Estate of Harry Bayne; (ii) 444,416 shares of common stock held in the name of BACO International, which were issued pursuant to an Equity Agreement dated August 22, 2001, in exchange for the cancellation of indebtedness; (iii) 33,333 shares issuable upon conversion of 25 shares of Series A Preferred Stock; (iv) warrants to purchase 16,675 common shares at $0.75 per share issued to Series A Preferred shareholders; (v) 1,250 shares held by Harry Bayne’s widow and executrix of the estate; and (vi) warrants to purchase 264,706 common stock shares at $0.75 per share to Harry Bayne’s widow. Mr. Bayne’s Estate is the beneficial owner of less than 1% of the outstanding shares of Series A Preferred Stock.

(3)	Consists of: (i) options presently exercisable to purchase 1,200,000 shares of common stock at a price of $1.00 per share; and (ii) 625 shares held by Randy Bayne‘s spouse. Pursuant to the SMH Varitek LLC loan transaction, to the extent that Randy Bayne exercises any options, he is obligated to transfer to SMH Varitek 25% of the shares acquired upon such exercise, up to 300,000 shares, as additional consideration for the loan.

(4)	Consists of (i) 266,667 shares of common stock issuable upon the conversion of 200 shares of Series A Preferred Stock; (ii) warrants to purchase 133,400 shares of common stock at $0.75 per share issued to Series A shareholders; (iii) options to purchase 190,000 shares of common stock at $1.60 per share owned by Richard Webb; and (iv) warrants to purchase 250,000 shares of common stock at $0.75 per share issued to Abshier Webb & Donnelly, LLC. Mr. Webb is the beneficial owner of 4.5% of the outstanding shares of Series A Preferred Stock. Although Mr. Webb is a former principal with Sanders Morris Harris, his beneficial ownership does not include any securities owned by Sanders Morris or SMH Varitek LLC. See note 9 below.

(5)	Consists of: (i) 2,000 shares of common stock; and (ii) options presently exercisable to purchase 300,000 shares of common stock at a price of $1.00 per share.

(6)	George Ball is the Chairman of the Board of Directors of Sanders Morris Harris, Inc., Ben Morris is the CFO and a director of Sanders Morris, and Don Sanders is an executive officer and director of Sanders Morris. Messrs. Ball, Morris and Sanders are also investors in SMH Varitek. Messrs. Ball, Morris and Sanders are deemed to be beneficial owners of the securities of Varitek owned by Sanders Morris. Mr. Sanders is deemed to be the beneficial owner of the securities of Varitek owned by SMH Varitek.

The securities deemed beneficially owned by Messrs. Ball, Morris and Sanders through Sanders Morris consist of 702,000 shares of common stock issuable upon the exercise of warrants held by Sanders Morris. The securities deemed beneficially owned by Mr. Sanders through SMH Varitek consist of: (i) 432,157 shares of common stock owned by SMH Varitek which were transferred by the Estate of Harry Bayne and Randy Bayne pursuant to a Stockholders Agreement dated November 27, 2002; (ii) warrants presently exercisable to purchase 1,500,000 shares of common stock at a purchase price of $0.01 per share; and (iii) 300,000 options to purchase common stock held by Randy Bayne transferable upon exercise to SMH Varitek; (iv) 2,000,000 common shares issuable upon conversion of 1,500 shares of Series B Preferred stock, and (v) warrants exercisable to purchase 2,000,000 shares of common stock at $0.75 per share.

(7)	Includes (i) 33,333 shares of common stock issuable upon the conversion of 25 shares of Series A Preferred Stock; (ii) 53,333 shares of common stock issuable upon conversion of 40 shares of Series B Preferred Stock owned by Mr. Ball; and (iii) 102,008 shares of common stock issuable upon the exercise of warrants to purchase common stock at $0.75 per share. Mr. Ball is the beneficial owner of less than 1% of the outstanding shares of Series A and B Preferred Stock. See note 6.

(8)	Includes (i) 33,333 shares of common stock issuable upon the conversion of 25 shares of Series A Preferred Stock: (ii) 53,333 shares of common stock issuable upon conversion of 40 shares of Series B Preferred Stock owned by Mr. Morris; and (iii) 102,008 shares of common stock issuable upon the exercise of warrants to purchase common stock at $0.75 per share. Mr. Morris is the beneficial owner of less than 1% of the outstanding shares of Series A and B Preferred Stock. See note 6.

(9)	Includes 1,066,667 shares of common stock issuable upon the conversion of shares of Series A Preferred Stock beneficially owned by Don Sanders and held by: (i) Sanders II Investments Ltd. (400); (ii) the Sanders Opportunity Fund, L.P. (84); (iii) the Sanders Opportunity Fund (Institutional), L.P. (316). Also includes 533,600 shares of common stock issuable upon the exercise of warrants to purchase common stock at $0.75 per share. Mr. Sanders is the beneficial owner of 18.1% of the outstanding shares of Series A Preferred Stock. See note 6.

(10)	Consists of: (i) 1,754,667 shares of common stock; (ii) warrants presently exercisable to purchase 3,750 shares of common stock at a purchase price of $1.00 per share; (iii) 632,222 shares of common stock issuable at $0.75 per share upon the conversion of secured notes payable; and (iv) 5,055,200 shares of common stock issuable upon exercise of warrants to purchase common stock at $0.75 per share; and (v) options exercisable to purchase 40,000 shares of common stock at a purchase price of $1.10 per share, and 20,000 shares of common stock at a purchase price of $0.50 per share.

(11)	Consists of: (i) 100,000 shares of common stock owned by Mr. Phelps; (ii) options exercisable to purchase 60,000 shares of common stock at prices ranging from $0.80 — $1.10 per share; (iii) warrants to purchase 85,000 shares of common stock with exercise prices ranging from $0.75 to $1.00 per share, and (iv) 80,000 shares of common stock issuable upon conversion of 60 shares of Series B Preferred Stock. Mr. Phelps is the beneficial owner of less than 1% of the Series B Preferred Stock.

(12)	Includes 600,000 common shares issuable upon the conversion of shares of Series B Preferred Stock beneficially owned by Don Sanders and held by: (i) the Sanders Opportunity Fund Institutional, L.P. (169.4); (ii) the Sanders Opportunity Fund L.P. (55.6); and (iii) Don Sanders (225). Also includes 960,000 common shares issuable to the same funds upon exercise of warrants at $0.75 per share; 82,333 shares of common stock issuable upon the conversion of 61.75 shares of Series B Preferred Stock held by the Sanders Opportunity Fund L.P.; 82,333 shares of common stock issuable upon exercise of warrants to purchase common stock at $0.75 per share to the Sanders Opportunity Fund L.P.; 251,000 shares of common stock issuable upon the conversion of 188.25 shares of Series B Preferred Stock held by the Sanders Opportunity Fund Institutional, L.P.; and 251,000 shares of common stock issuable upon exercise of warrants to purchase common stock at $0.75 per share to the Sanders Opportunity Fund Institutional, L.P . Mr. Sanders is the beneficial owner of 30.6% of the Series B Preferred Stock.

(13)	Consists of: (i) 1,876,680 shares of common stock; (ii) warrants presently exercisable to purchase 151,250 shares of common stock at a purchase price of $1.00 per share; (iii) 1,873,333 shares of common stock issuable upon the conversion of 1,405 shares of Series B Preferred Stock; (v) 17,100,007 shares of common stock issuable upon exercise of warrants to purchase common stock at $0.75 per share; and (vi) 2,528,889 shares of common stock issuable at $0.75 per share upon the conversion of secured notes payable . Alan Granader is the owner of 22.2% of the Series B Preferred Stock.

(14)	Consists of: (i) 194,089 shares of common stock; (ii)warrants presently exercisable to purchase 100,000 shares of common stock at a purchase price of $1.00 per share; (iii) 100,000 shares of common stock issuable upon the conversion of 75 shares of Series A Preferred Stock; (iv) 1,166,667 shares of common stock issuable upon the conversion of 875 shares of Series B Preferred Stock; and (v) 1,696,692 shares of common stock issuable upon exercise of warrants to purchase common stock at $0.75 per share. Neil Granader is the owner of less than 2% of the outstanding shares of Series A Preferred Stock and 11.9% of the Series B Preferred Stock.

(15)	Includes 1,006,000 shares of common stock and options exercisable to purchase 275,000 shares of common stock at prices ranging from $1.00 — $1.60 per share.

(16)	Includes options exercisable to purchase 75,000 shares of common stock at a purchase price of $0.80 per share.

(17)	Consists of: (i) 2,133,400 shares of common stock issuable upon exercise of warrants to purchase common stock at $0.75 per share; (ii) 266,667 shares of common stock issuable upon the conversion of 200 shares of Series A Preferred Stock, and (iii) 400,000 shares of common stock. Mr. Duncan is the beneficial owner of less than 5% of the Series A Preferred Stock.

(18)	Dan and Harry Granader ownership in joint accounts consists of: (i) 466,900 shares of common stock; (ii) warrants presently exercisable to purchase 91,500 shares of common stock at a purchase price of $1.00 per share; and (iii) warrants presently exercisable to purchase 1,088,117 shares of common stock at a purchase price of $0.75 per share. Harry and Dan are the beneficial owners of 6.3% of the Series A Preferred Stock.

(19)	Consists of: (i) 1,942,099 shares of common stock; (ii) 153,333 shares of common stock issuable upon the conversion of 115 shares of Series B Preferred Stock; (iii) 632,222 shares of common stock issuable at $0.75 per share upon the conversion of secured notes payable; and (iv) 5,852,800 shares of common stock issuable upon exercise of warrants to purchase common stock at $0.75 per share. Harry is the owner of 1.6% of Series B Preferred Stock.
Item 12. Certain Relationships and Related Transactions
During the last two years, there have been no material transactions between us and any officer, director, or any shareholder owning greater than 5% of our outstanding shares, nor any member of the above referenced individuals’ immediate family except for the transactions described below.
On March 30, 2004, we closed an equity offering of units consisting of (i) one share of Series B Preferred stock convertible into 1,333 shares of common stock and (ii) a warrant to purchase 1,333 shares of common stock at $0.75 per share. Such offering raised $2,397,000. Of such amount, Harry and Dan Granader contributed $167,500, Alan Granader contributed $270,000, Neil Granader contributed $120,000, the Sanders Opportunity Fund LP contributed $157,500, Don Sanders contributed $157,000. As a result they received Series B Preferred shares and warrants to purchase common stock at $0.75 per share as follows: Harry and Dan Granader 167.5 shares and 224,000 warrants, Alan Granader 270 shares and 360,267 warrants, Neil Granader 120 shares and 160,533 warrants, Sanders Opportunity Fund LP 157.5 shares and 210,000 warrants, Don Sanders 157.5 shares and 210,000 warrants.
As Placement Agent for the units, Sanders Morris Harris, Inc. was paid a fee of $123,475 and seven year warrants to purchase 148,600 shares of common stock at $0.75 per share.
In addition to the above , on March 30, 2004 notes issued in November 2002, January 31, 2003, April 16, 2003, and July, September and October 2003, were converted into the units described above. As a result:
•	SMH Varitek, LLC a Delaware limited liability company controlled by the principals of Sanders Morris, Inc. received 1500 shares of Series B Preferred stock and warrants to purchase 2,000,000 share of common stock at $0.75 per share;

•	Dan and Harry Granader received 556 shares of Series B Preferred Stock and warrants to purchase 741,333 shares of common stock at $0.75 per share;

•	Alan Granader received 605 share of Series B Preferred Stock and warrants to purchase 806,667 shares of common stock at $0.75 per share;

•	Neil Granader received 575 shares of Series B Preferred Stock and warrants to purchase 766,667 shares of common stock at $0.75 per share;

•	Steve Phelps received 60 shares of Series B Preferred Stock and warrants to purchase 80,000 shares of common stock at $0.75 per share

•	Sanders Opportunity Fund LP received 61.75 shares of Series B Preferred Stock and warrants to purchase 82,333 shares of common stock at $0.75 per share.

•	Sanders Opportunity Fund (INST) LP received 188.25 shares of Series B Preferred Stock and warrants to purchase 251,000 shares of common stock at $0.75 per share.
In September, 2004 the Sanders Opportunity Fund LP paid $16,679 for 16.68 shares of Series B Preferred Stock and warrants to purchase 66,716 shares of common stock for $0.75 per share and the Sanders Opportunity Fund (INST) LP paid $50,821 for 50.82 shares of Series B Preferred Stock and warrants to purchase 203,284 shares of common stock for $0.75 per share.
As Placement Agent for this purchase and other purchases by unaffiliated investors, Sanders Morris Harris, Inc. was paid $20,498.
During July 2004 through December 2005, members of the Granader Family paid $3,767,000 to purchase Series B Preferred Stock and warrants to purchase common stock. As a result, Dan Granader received 898.8 shares of Series B Preferred Stock and warrants to purchase 3,595,200 shares of common stock at $0.75 per share Harry Granader received 763.2 shares of Series B Preferred Stock and warrants to purchase 8,052,800 shares of common stock at $0.75 per share, Alan Granader received 1,880 shares of Series B

Preferred Stock and warrants to purchase 7,520,000 shares of common stock at $0.75 per share, and Neil Granader received 180 shares of Series B Preferred Stock and warrants to purchase 720,000 shares of common stock at $0.75 per share.
On May 18, 2005 the Company and Mark Sullivan entered into an Employment Agreement effective as of June 1, 2005, pursuant to which Mr. Sullivan will serve as the Company’s Chief Technology Architect. In addition to his salary, in recognition that Mr. Sullivan is making a two-year commitment, he received a one time stock grant of 1,000,000 shares of the Company’s common stock. This stock grant was valued for accounting purposes at the closing price of the shares that day and $800,000 was included as a one time charge to research and development expenses.
On June 28, 2005, we signed a note payable of $500,000 with Robert Duncan, a related party. On August 19, 2005, the note payable was repaid. As a result, Mr. Ducan received, from other related parties, warrants to purchase 2,000,000 shares of common stock at $0.75 per share.
On July 29, 2005, Penny Bayne, a related party, advanced us $90,000. On August 19, 2005, the advance was repaid. As a result, Ms. Bayne received warrants to purchase 264,706 shares of common stock at $0.75 per share.
In July 2005, we incurred $40,000 of consulting fees with Abshier, Webb & Donnelly, a related party, in conjunction with the placement of the $500,000 note with Robert Duncan.
On August 16, 2005, we signed a note payable of $85,000, bearing no interest, to Abshier Webb & Donnelly, a related party. On August 19, 2005, the note payable was repaid. As a result, Abshier Webb & Donnelly received warrants to purchase 250,000 shares of common stock at $0.75 per share.
Effective August 19, 2005, we signed convertible notes payable of $3,600,000 with members of the Granader family. The notes require funding over a period from August 2005 through May 2006 and are secured by our intellectual property. The notes bear interest at 5% per year for three years. The notes are convertible into common stock at a conversion price of $0.75 per share. Warrants, due February 28, 2011, to purchase 14,400,000 shares of common stock at $0.75 per share were also issued to the note holders.
On March 13, 2006, we signed a note payable of $800,000 with Robert Duncan, a related party. The note is due on June 15, 2006. As a result, Mr. Duncan received, from other related parties, 400,000 shares of common stock.
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
Item 13. Exhibits
(a)	The following exhibits are filed with or incorporated by reference to this annual report.

Exhibit No.	Description
3.1	Certificate of Incorporation of Remote Knowledge, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form SB-2/A filed with the Commission on October 27, 2003 (File No. 333-106247))

3.2	Remote Knowledge, Inc. Bylaws (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form SB-2/A filed with the Commission on October 27, 2003 (File No. 333-106247))

3.3	Certificate of Merger of Varitek Industries, Inc. and Remote Knowledge, Inc. (Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form SB-2/A filed with the Commission on October 27, 2003 (File No. 333-106247))

4.1	Warrant to purchase 22,500 shares issued to Orrin H. Swayze on March 21, 2002 (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

4.2	Amended and Restated Warrant to purchase 553,400 shares issued to Sanders Morris Harris, Inc. on December 5,

Exhibit No.	Description
2002 (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

4.3	Warrant to purchase 1,500,000 shares issued to SMH Varitek LLC on November 27, 2002 (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

4.4	Form of warrant issued to noteholders on January 31, 2003 (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

4.5	Form of warrant issued to noteholders on April 16, 2003 (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

4.6	Series B Preferred Stock Designation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 5, 2004 (File No. 333-106247))

4.7	Form of Warrant issued in connection with Issuance of Series B Preferred Stock on March 30, 2004 Designation (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 5, 2004 (File No. 333-106247))

10.1	Employment Agreement of Randy S. Bayne (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

10.2	Employment Agreement of Henry Houston (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB filed with the Commission on March 31, 2005 (File No. 333-106247))

10.3	Employment Agreement of Mark Sullivan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2005 (File No. 333-106247))

10.4	Varitek Industries, Inc. 2002 Stock Option Plan as amended and ISO Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 22, 2003 (File No. 333-106247))

10.5	Equity Agreement dated as of August 22, 2001, between Varitek and BACO International (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

10.6	First Amendment to Equity Agreement between Varitek and BACO International dated as of March 20, 2002 (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

10.7	Voting Agreement dated as of March 21, 2002, among Sanders Morris Harris Inc., Varitek, Harry Bayne, BACO International, Randy Bayne and Arthur Goetze (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

10.8	Placement Agent Agreement between Varitek and Sanders Morris Harris, Inc. dated March 21, 2002 (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

10.9	Amendment 1 to Placement Agent Agreement dated November 26, 2002 (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

10.10	Financial Advisory Agreement between Varitek and Sanders Morris Harris Inc. dated September 28, 2001 (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

10.11	Stockholders Agreement dated as of November 27, 2002, among SMH Varitek LLC, Varitek, Harry Bayne, BACO International and Randy Bayne (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

Exhibit No.	Description
10.12	Letter Agreement dated as of November 27, 2002, between SMH Varitek LLC and Randy Bayne (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

10.13	Guaranteed Promissory Note in the principal amount of $500,000 dated as of June 28, 2005, issued by Robert Duncan and guaranteed by Alan Granader, Daniel Granader and Harry Granader (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-QSB filed with the Commission on August 12, 2005 (File No. 333-106247))

10.14	Secured Promissory Note in the principal amount of $3,600,000 dated as of August 19, 2005, issued by the Alan Granader Irrevocable Family Trust, Daniel Granader, Alan Granader, Harry Granader, and Neil Granader*

10.15	License Agreement between Cislunar and Varitek (Incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form SB-2 filed with the Commission on October 27, 2003 (File No. 333-106247))

10.16	Dan Goodhall Settlement Agreement Amended (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB filed with the Commission on March 31, 2005 (File No. 333-106247))

10.17	Sprint Advantage Agreement (Incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form SB-2/A filed with the Commission on December 22, 2003 (File No. 333-106247))

10.18	Oracle Settlement Agreement (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB filed with the Commission on March 31, 2005 (File No. 333-106247))

10.19	Guaranteed Promissory Note in the principal amount of $800,000 dated as of March 13, 2006, issued by Robert Duncan and guaranteed by Alan Granader, Daniel Granader and Harry Granader *

14	Code of Ethics *

31.1	Rule 13a-14 Certification.*

31.2	Rule 13a-14 Certification.*

32.1	Section 1350 Certification.*

*	Filed herewith
Item 14. Principal Accountant Fees and Services
The following table summarizes the fees billed to us by Hein & Associates LLP.

	2004	2005
1) Audit Fees	$80,000	$90,000
2) Audit related fees and services	$—	$—
3) Fees for tax related services	$—	$—
4) All other fees	$—	$17,500

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMOTE KNOWLEDGE, INC.
Date: March 30, 2006
	By:	/s/ Randy S. Bayne
Randy S. Bayne, Chief Executive Officer

	By:	/s/ D. Henry Houston
D. Henry Houston, Chief Financial Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randy S. Bayne Randy S. Bayne	President, Chief Executive Officer, Director and Vice-Chairman,	March 30, 2006

/s/ D. Henry Houston D. Henry Houston	Executive Vice President, Chief Financial Officer and Director	March 30, 2006

/s/ Richard C. Webb Richard C. Webb	Director and Chairman of the Board,	March 28, 2006
/s/ Dan Granader
Dan Granader	Director	March 28, 2006

/s/ Steve Phelps Steve Phelps	Director	March 28, 2006

/s/ William H. Moody William H. Moody	Director	March 28, 2006

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
December 31, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Shareholders
Remote Knowledge, Inc.
We have audited the accompanying balance sheet of Remote Knowledge, Inc. (the “Company”), a development stage enterprise, as of December 31, 2005 and the related statements of operations, shareholders’ deficit and cash flows for the years ended December 31, 2005 and 2004 and for the period from January 1, 2001, (inception of development stage) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Remote Knowledge, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and for the period from January 1, 2001, (inception of development stage) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has suffered significant losses and has a working capital deficit of $4,509,928 and a shareholders’ deficit of $3,963,613 at December 31, 2005, which matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Hein & Associates LLP
Hein & Associates llp
Houston, Texas
March 10, 2006

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Balance Sheet

December 31,
2005
ASSETS
Current Assets
Cash and cash equivalents	$4,991
Accounts receivable	3,900
Inventories, net	152,891
Prepaid and other current assets	110,447

Total current assets	272,229

Property and Equipment, net	546,315

Total assets	$818,544

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable – trade	$945,176
Accrued expenses	2,395,815
Payable to shareholder	132,150
Notes payable to related parties	813,273
Notes payable	495,743

Total current liabilities	4,782,157

Commitments and Contingencies (notes 3 and 10)

Shareholders’ Deficit:
Preferred stock – series A, $.001 par value; 15,000 shares authorized; 4,414 shares issued and outstanding	4
Preferred stock – series B, $.001 par value; 13,500 shares authorized; 7,199 shares issued and outstanding	7
Common stock, $.001 par value; 100,000,000 shares authorized; 13,246,597 shares issued and outstanding	13,247
Additional paid-in capital	58,753,120
Deferred compensation	(113,413)
Accumulated deficit	(10,234,380)
Deficit accumulated during development stage	(52,382,198)

Total shareholders’ deficit	(3,963,613)

Total liabilities and shareholders’ deficit	$818,544

See accompanying notes to these financial statements.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Statements of Operations

			Period From
			January 1, 2001
			(inception of
			development
			stage) to
	Years ended December 31,		December 31,
	2005	2004	2005
Revenues	$7,317	$43,730	$51,047

Cost of Goods Sold	5,922	38,976	44,898

Gross Profit	1,395	4,754	6,149

Operating Costs and Expenses:
Advisory services	—	—	4,169,146
Research and development	1,340,415	206,482	5,586,022
Loss on impairment of assets	660,329	—	2,185,575
Professional fees	511,443	370,272	2,526,069
Advertising and promotion fees	165,648	135,009	1,463,354
General and administrative expenses	4,140,255	3,365,592	14,681,839

Total operating costs and expenses	6,818,090	4,077,355	30,612,005

Other Expense (Income):
Interest expense	1,429,510	485,422	4,132,580
Amortization of deferred financing costs	—	—	1,188,432
Other income	(3,075)	—	(3,075)
Other expense	5,198	7,500	12,698
Interest income	—	(796)	(27,420)
Debt forgiveness	—	—	(1,384,978)

Total other expense	1,431,633	492,126	3,918,237

Net Loss	$(8,248,328)	$(4,564,727)	$(34,524,093)
See accompanying notes to these financial statements.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Statements of Operations (continued)

			Period From
			January 1, 2001
			(inception of
			development
			stage) to
	Years ended December 31,		December 31,
	2005	2004	2005
Effective Dividend from Amortization of Discount Related to Beneficial Conversion of Mandatorily Redeemable Series A Preferred Stock	—	—	(5,554,000)

Warrants Issued For Release of Redemption Provision of Series A Preferred Stock	—	(1,291,912)	(1,291,912)

Effective Dividend from Amortization of Discount Related to Beneficial Conversion of Series B Preferred Stock and warrants	(2,321,700)	(8,690,493)	(11,012,193)

Net Loss Attributable to Common Shares	$(10,570,028)	$(14,547,132)	$(52,382,198)

Net Loss Per Share:

Basic and diluted	$(1.19)	$(2.36)	$(8.91)

Number of Shares Used in Calculating Net Loss Per Share:
Basic and diluted	8,886,891	6,161,130	5,877,861

See accompanying notes to these financial statements.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Statements of Shareholders’ Deficit
Period from January 1, 2001 (Inception of Development Stage) to December 31, 2005

											Deficit
											Accumulated
		PREFERRED STOCK					Additional				During
	SERIES A		SERIES B		Common Stock		Paid–In	Deferred	Shareholder	accumulated	Development
	Shares	Capital	Shares	Capital	Shares	Capital	Capital	Compensation	Receivable	Deficit	Stage	Total
Balances, January 1, 2001 (inception of development stage)	—	$—	—	$—	$3,142,774	$3,143	$8,125,719	$—	$(226,413)	$(10,234,380)	$—	$(2,331,931)
Sale of common stock ($2.00 per share)	—	—	—	—	451,900	452	903,348	—	—	—	—	903,800
Issuance of common stock for services ($2.08 – $8.08 per share)	—	—	—	—	978,709	979	4,600,754	—	—	—	—	4,601,733
Issuance of common stock for related party debt ($2.08 per share)	—	—	—	—	444,416	444	888,388	—	—	—	—	888,832
Stock–based compensation ($2.00 – $4.00 per share)	—	—	—	—	—	—	184,288	—	—	—	—	184,288
Contributions	—	—	—	—	—	—	27,900	—	—	—	—	27,900
Net loss	—	—	—	—	—	—	—	—	—	—	(9,868,125)	(9,868,125)

Balances, December 31, 2001	—	—	—	—	5,017,799	5,018	14,730,397	—	(226,413)	(10,234,380)	(9,868,125)	(5,593,503)
Issuance of common stock for debt ($4.00 per share)	—	—	—	—	175,000	175	699,825	—	—	—	—	700,000
Issuance of common stock for services ($1.30 – $3.80 per share)	—	—	—	—	230,125	230	408,532	—	—	—	—	408,762
Stock–based compensation ($2.00 – $2.25 per share)	—	—	—	—	—	—	44,271	—	—	—	—	44,271
Retirement of common stock ($0.00 – $4.00 per share)	—	—	—	—	(185,750)	(186)	(79,814)	—	80,000	—	—	—
Issuance of warrants for loans ($0.01 – $1.00 per share)	—	—	—	—	—	—	1,107,208	—	—	—	—	1,107,208
Effective dividend related to beneficial conversion of preferred stock	—	—	—	—	—	—	—	—	—	—	(3,655,852)	(3,655,852)
Capital contributed for placement of debt	—	—	—	—	—	—	1,188,432	—	—	—	—	1,188,432
Discount on mandatorily redeemable preferred stock	—	—	—	—	—	—	5,554,000	—	—	—	—	5,554,000
Offering costs of mandatorily redeemable preferred stock	—	—	—	—	—	—	(513,967)	—	—	—	—	(513,967)
Net loss	—	—	—	—	—	—	—	—	—	—	(4,584,048)	(4,584,048)

Balances, December 31, 2002	—	—	—	—	5,237,174	5,237	23,138,884	—	(146,413)	(10,234,380)	(18,108,025)	(5,344,697)
See accompanying notes to these financial statements.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Statements of Shareholders’ Deficit (continued)
Period from January 1, 2001 (Inception of Development Stage) to December 31, 2005

											Deficit
											Accumulated
		PREFERRED STOCK					Additional				During
	SERIES A		SERIES B		Common Stock		Paid–In	Deferred	Shareholder	accumulated	Development
	Shares	Capital	Shares	Capital	Shares	Capital	Capital	Compensation	Receivable	Deficit	Stage	Total
Issuance of common stock for debt ($2.50 – $3.30 per share)	—	$—	—	$—	164,113	$164	$456,950	$—	$—	$—	$—	$457,114
Issuance of common stock for services ($1.60 per share)	—	—	—	—	168,891	169	270,056	—	—	—	—	270,225
Issuance of common stock for assets ($1.60 per share)	—	—	—	—	5,000	5	7,995	—	—	—	—	8,000
Issuance of common stock options for services ($1.00 per share)	—	—	—	—	—	—	849,695	(333,977)	—	—	—	515,718
Stock—based compensation ($1.00 per share)	—	—	—	—	—	—	389,000	(77,725)	—	—	—	311,275
Issuance of warrants for loans ($1.00 per share)	—	—	—	—	—	—	903,811	—	—	—	—	903,811
Issuance of warrants for services ($1.00 per share)	—	—	—	—	—	—	50,826	(27,531)	—	—	—	23,295
Effective dividend related to beneficial conversion of preferred stock	—	—	—	—	—	—	—	—	—	—	(1,898,148)	(1,898,148)
Issuance of common stock upon conversion of preferred stock ($1.00 per share)	—	—	—	—	20,000	20	19,980	—	—	—	—	20,000
Forgiveness of receivable from sale of stock	—	—	—	—	—	—	—	—	146,413	—	—	146,413
Net loss	—	—	—	—	—	—	—	—	—	—	(7,258,865)	(7,258,865)

Balances, December 31, 2003	—	—	—	—	5,595,178	5,595	26,087,197	(439,233)	—	(10,234,380)	(27,265,038)	(11,845,859)
Issuance of common stock for rent ($0.90 per share)	—	—	—	—	50,000	50	44,950	—	—	—	—	45,000
Issuance of common stock options for services ($1.00 - $1.60 per share)	—	—	—	—	—	—	410,779	(410,779)	—	—	—	—
Issuance of preferred stock for services	—	—	12	—	—	—	12,000	—	—	—	—	12,000
Amortization of deferred compensation	—	—	—	—	—	—	—	554,597	—	—	—	554,597
Issuance of Series B preferred stock (each share of preferred stock convertible into 1,333 shares of common stock)	—	—	4,499	5	—	—	4,499,497	—	—	—	—	4,499,502
Commissions and fees associated with raising equity	—	—	—	—	—	—	(174,429)	—	—	—	—	(174,429)
Conversion of notes payable to Series B preferred stock	—	—	4,201	4	—	—	4,200,996	—	—	—	—	4,201,000
Reclassification of mandatorily redeemable preferred stock to equity	5,534	6	—	—	—	—	5,533,994	—	—	—	—	5,534,000
See accompanying notes to these financial statements.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Statements of Shareholders’ Deficit (continued)
Period from January 1, 2001 (Inception of Development Stage) to December 31, 2005

											Deficit
											Accumulated
		PREFERRED STOCK					Additional				During
	SERIES A		SERIES B		Common Stock		Paid—In	Deferred	Shareholder	accumulated	Development
	Shares	Capital	Shares	Capital	Shares	Capital	Capital	Compensation	Receivable	Deficit	Stage	Total
Issuance of common stock upon conversion of preferred stock	(759)	(1)	—	—	1,012,505	1,013	(1,012)	—	—	—	—	—
Warrants issued for release of redemption provision on preferred stock	—	—	—	—	—	—	1,291,912	—	—	—	(1,291,912)	—
Effective dividend related to beneficial conversion of preferred stock	—	—	—	—	—	—	8,690,493	—	—	—	(8,690,493)	—
Net loss	—	—	—	—	—	—	—	—	—	—	(4,564,727)	(4,564,727)

Balances, December 31, 2004	4,775	$5	8,712	$9	6,657,683	$6,658	$50,596,377	$(295,415)	$—	$(10,234,380)	$(41,812,170)	$(1,738,916)
Common stock grant ($0.80 per share)	—	—	—	—	1,000,000	1,000	799,000	—	—	—	—	800,000
Issuance of preferred stock for interest	10	—	—	—	—	—	10,000	—	—	—	—	10,000
Issuance of warrants for interest	—	—	—	—	—	—	104,834	—	—	—	—	104,834
Amortization of deferred compensation	—	—	—	—	—	—	—	182,002	—	—	—	182,002
Issuance of Series B preferred stock (each share of preferred stock convertible into 1,333 shares of common stock)	—	—	2,322	2	—	—	2,313,998	—	—	—	—	2,314,000
Issuance of common stock upon conversion of Series A preferred stock	(371)	(1)	—	—	494,914	495	(494)	—	—	—	—	—
Issuance of common stock upon conversion of Series B preferred stock	—	—	(3,835)	(4)	5,094,000	5,094	(5,090)	—	—	—	—	—
Discount on notes payable	—	—	—	—	—	—	362,795	—	—	—	—	362,795
Discount on convertible debt	—	—	—	—	—	—	1,658,693	—	—	—	—	1,658,693
Discount related to beneficial conversion of convertible debt	—	—	—	—	—	—	946,092	—	—	—	—	946,092
Unamortized discount issued in advance of subsequent funding of convertible debt related to beneficial conversion of convertible debt ($946,092)	—	—	—	—	—	—	(354,785)	—	—	—	—	(354,785)
Effective dividend related to beneficial conversion of preferred stock	—	—	—	—	—	—	2,321,700	—	—	—	(2,321,700)	—
Net loss	—	—	—	—	—	—	—	—	—	—	(8,248,328)	(8,248,328)

Balances, December 31, 2005	4,414	$4	7,199	$7	13,246,597	$13,247	$58,753,120	$(113,413)	$—	$(10,234,380)	$(52,382,198)	$(3,963,613)

See accompanying notes to these financial statements.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

			Period From
			January 1, 2001
			(inception of
			development
			stage) to
	Years Ended December 31,		December 31
	2005	2004	2005
Cash Flows From Operating Activities:
Net loss	$(8,428,328)	$(4,564,727)	$(34,524,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount and discount related to beneficial conversion of convertible debt	1,123,567	209,906	3,134,586
Depreciation	229,529	184,447	691,980
Loss on impairment of fixed assets	—	39,036	1,564,282
Amortization of deferred financing costs	—	—	1,188,432
Equity issued for services and interest	1,096,836	611,597	8,059,000
Provision for loss on inventory	660,329	—	660,329
Debt forgiveness	—	—	(1,384,978)
Charge off of receivables	—	—	446,414
Changes in assets and liabilities:
Accounts receivable	17,165	(21,065)	(3,900)
Inventory	(483,074)	(364,833)	(890,695)
Prepaid and other current assets	78,848	(178,515)	(77,951)
Accounts payable — trade	267,704	(508,182)	1,503,299
Accrued expenses	1,121,519	291,406	1,628,661
Related party payable	—	—	399,259

Net cash used in operating activities	(4,135,905)	(4,300,930)	(17,605,375)

Cash Flows From Investing Activities:
Additions of fixed assets	(75,400)	(138,076)	(931,049)
Related party receivable	—	—	(300,000)
Net cash used in investing activities	(75,400)	(138,076)	(1,231,049)

Cash Flows From Financing Activities:
Payments of notes payable	(1,163,827)	(85,000)	(1,424,827)
Capital contributions	—	—	27,900
Proceeds from SMH note payable	—	—	1,500,000
Proceeds from short term note payable	585,000	—	585,000
Proceeds from sale of common stock	—	—	903,800
Proceeds from other notes payable	178,465	232,863	3,287,328
Proceeds from advance from related party	90,000	—	90,000
Payment of advance from related party	(90,000)	—	(90,000)
Net proceeds from sale of mandatorily redeemable preferred stock	—	—	5,040,033
Net proceeds from sale of series B preferred stock	2,314,000	4,325,073	6,639,073
Proceeds from related party note payable	2,250,000	—	2,250,000

Net cash provided by financing activities	4,163,638	4,472,936	18,808,307

Net Change in Cash and Cash Equivalents	(47,667)	33,930	(28,117)

Cash and Cash Equivalents, beginning of period	52,658	18,728	33,108

Cash and Cash Equivalents, end of period	$4,991	$52,658	$4,991

See accompanying notes to these financial statements.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Statements of Cash Flows (continued)

			Period From
			January 1, 2001
			(inception of
			development
			stage) to
	Years Ended December 31,		December 31
	2005	2004	2005
Non-Cash Transactions:
Issuance of common stock for related party debt	$—	$—	$888,832
Issuance of common stock for debt	$—	$—	$1,157,114
Issuance of common stock for assets	$—	$—	$8,000
Conversion of accounts payable to notes payable	$—	$—	$766,484
Conversion of notes payable to equity	$—	$4,201,000	$4,201,000
Contribution of capital by shareholders for financing costs	$—	$—	$1,188,432
Issuance of common stock upon conversion of Series A preferred stock	$494,914	$1,012,505	$1,507,419
Issuance of common stock upon conversion of Series B preferred stock	$5,094,000	$—	$5,094,000
Issuance of common stock upon conversion of mandatorily redeemable preferred stock classified as debt	$—	$—	$20,000
Reclassification of mandatorily redeemable preferred stock to equity	$—	$5,534,000	$5,534,000
Effective dividend from amortization of discount related to beneficial conversion of mandatorily redeemable Series A preferred stock	$—	$—	$5,554,000
Warrants issued for release of redemption provision of Series A preferred stock	$—	$1,291,912	$1,291,912
Effective dividend from amortization of discount related to beneficial conversion of Series B preferred stock and warrants	$2,321,700	$8,690,493	$11,012,193
Reclassification of demo units from inventory to property and equipment	$77,475	$—	$77,475

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$88,569	$82,396	$180,732
See accompanying notes to these financial statements.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
1. Organization
Remote Knowledge, Inc. (the “Company”) was originally incorporated in Texas in 1970 and reincorporated in 2003 in Delaware. It spun off its only operating activities at the end of 2000. Since January 1, 2001, the Company has been in a development stage. The Company develops, markets and delivers a technology branded “LEO” for the monitoring and two-way data transfer of critical data of remotely located assets. The Company also owns a proprietary satellite communications system branded “GEO” and an earth station which provides communication, including high-speed Internet, VoIP, fax and two-way data transmission to remote areas. The Company’s products are designed to service the consumer marine, commercial maritime, oil and gas drilling and production, construction, agriculture and recreational vehicle industries. A modified version of the satellite communication services branded “GEO Mobile” is being developed for mobile assets such as boats, RV’s and long haul trucks. The Company has several current and pending patents.
2. Significant Accounting Policies
Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventories – Inventories are stated at the lower of cost (on an average basis) or market. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excess quantities, and other factors in evaluating net realizable value.

Property and Equipment – Property and equipment are stated at cost. Maintenance and repair costs are charged to expense as incurred; costs of major additions and betterments are capitalized. Depreciation is determined on a straight-line basis using estimated useful lives ranging from three to five years. Depreciation expense for the years ended December 31, 2005 and 2004 was $229,529 and $184,447, respectively and $691,980 since the inception of the Development Stage.

Revenue Recognition – The Company recognizes revenue when persuasive evidence exists (which is evident by a written purchase agreement), delivery has occurred and title has passed to the customer (title passes to the customer when the device is received by the customer or the communication service is performed by the Company, in accordance with the sales agreement), the selling price is fixed and determinable, and the collectibility of the resulting receivable is reasonably assured. The Company makes estimates to allow for an appropriate allowance for uncollectible receivables, as well as for sales returns expected from its customers.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
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

Stock-Based Compensation – The Company accounts for its stock based compensation under the intrinsic value method prescribe in Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees.” On December 16, 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” ( “SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in the financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. For public entities that file as small business filers, SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period that begins after December 15, 2005. We expect the adoption of SFAS No. 123(R) will affect the financial statements in annual amounts similar to the pro forma presented herein.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
Had the Company used the fair-value-based method of accounting for the stock option plan prescribed by SFAS No. 123(R) and charged compensation expense against income over the vesting period based on the fair value of options at the date of grant, net income (loss) and earnings (loss) per share as reported would have been reduced to the following pro forma amounts:

			PERIOD FROM
			JANUARY 1, 2001
			(INCEPTION OF
			DEVELOPMENT
	YEARS ENDED DECEMBER 31,		STAGE) TO
	2005	2004	DECEMBER 31, 2005

Net loss attributable to common shareholders as reported	$(10,570,028)	$(14,547,132)	$(52,382,198)

Stock based employee compensation included in reported net loss	21,764	55,960	608,558

Total stock-based employee compensation expense determined under fair-value based method for all options	(307,312)	(364,285)	(5,535,446)

Pro forma net loss	$(10,855,576)	$(14,855,457)	$(57,309,086)

Basic and diluted loss per share
As reported	(1.19)	(2.36)	(8.91)
Pro forma	(1.22)	(2.41)	(9.75)
The Company used the Black-Scholes option pricing model to value stock options for all proceeds: no expected dividend yield; expected volatility of 144%-301%; risk-free interest rates of 3.1%-5.0%; and expected lives of 3-8 years.

Loss Per Share - Loss per share (LPS) is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted LPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Common stock equivalents of 70,452,217 and 46,142,177 for the years ended December 31, 2005, and 2004, respectively, have been excluded from the calculation of weighted-average shares for purposes of calculating diluted net loss per share, as such inclusion is anti-dilutive.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
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
3. Going Concern/Management Plans
The Company’s net losses for the years ended December 31, 2005 and 2004 amounted to $8,248,328 and $4,564,727, respectively and $34,524,093 since inception of Development Stage. In addition, the Company to date has minimal revenue and does not expect any meaningful revenue until the third quarter of 2006. As a result of these losses, and the fact the Company has minimal revenue, the Company’s working capital position at December 31, 2005 was a negative $4,509,928. Its ability to generate sufficient cash flows from operations to meet its operating and capital requirements is uncertain, and the Company must raise additional capital in order to continue. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

From January 1, 2002 through December 31, 2005 the Company has raised approximately $19,000,000, via various offerings, in order to meet its working capital needs. For further discussion, see Note 6 – Related Party Transactions, Note 7 – Notes Payable, and Note 8 – Shareholders’ Deficit.

The Company believes in the near term the remaining subscriptions will permit the Company to continue its operations but that additional funding will need to be secured in order to produce revenues. However, there can be no assurance that these subscribers will continue to waive the sales requirement and provide funds or that the Company can become cash flow positive before additional funds are required.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
4. Inventories
Inventories were classified on December 31 as follows:

2005
Raw materials	$137,370
Finished goods	15,521

Total inventories, net	$152,891

5. Property and Equipment
Property and equipment consisted of the following:

	Estimated	December 31,
	Useful Life	2005
Satellite Earth Station and Communications Technology	5	$552,872
Computer and related equipment	3	136,186
Software, tools and website	3	150,195
Other	5	203,767

		1,043,020
Less – Accumulated depreciation		(496,705)

Total property and equipment, net		$546,315

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
6. Related Party Transactions
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

In September 2003 the related entity ceased operation, terminated all its employees and no longer had a presence in the office. As a result the Company wrote off the full amount of the note, the advance, the non-reimbursed rent and the accrued interest totaling approximately $173,000. The Company filed suit to collect the amount and on December 7, 2005 received a written arbitration award in the matter. However, there can be no assurance that the amount can be collected.

Payable to Major Shareholder — The Company has an unsecured payable to the Estate of Harry Bayne at December 31, 2005 of $132,150.

Notes Payable — In November 2002, the Company closed a $1,500,000 loan transaction with SMH Varitek LLC (“SMH Varitek”), a Delaware limited liability company controlled by a group of significant shareholders. The note was originally due without interest on November 27, 2003, but was extended to May 27, 2004. As consideration for the loan, the Company issued SMH Varitek warrants to purchase 1,500,000 shares of common stock at a price of $0.01 per share for five years. The value assigned to the warrants was reflected as a discount on the note and was amortized over the original term of the note. As additional consideration for the SMH Varitek loan, Randy Bayne and the Estate of Harry Bayne collectively transferred 432,157 shares of common stock to SMH Varitek. The value of these shares was approximately $1.2 million and has been reflected as deferred financing costs (amortized over the original term of the loan) and contributed capital to the Company. On March 30, 2004, the note was converted into 1,500 shares of Series B Preferred Stock and warrants to purchase 2,000,000 shares of common stock at $0.75 per share.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
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

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
On January 30, 2005, the Company converted $52,500 (all from related parties) of guaranteed interest payments on the $855,000 into notes payable. The notes are due in principal installments on March 31, 2006, June 30, 2006, and September 30, 2006, with a payment of principal and all accrued interest due on December 31, 2006. The notes accrue interest at a rate of 8% compounded annually.

On July 29, 2005, Penny Bayne, a related party, advanced the Company $90,000. On August 19, 2005, the advance was repaid. The Company granted Ms. Bayne 264,706 warrants to purchase shares of common stock at $0.75 per share. Per APB No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” (“APB No. 14”) the Company determined a discount on the advance based on the relative fair values of the advance and the warrants. The Company used the Black-Scholes pricing model to value the warrants using the following assumptions: closing stock price as of the date of the advance; no expected dividend yield; expected volatility of 190%; risk free interest rate of 4.09%; and an expected life of 4 years. The discount was amortized as interest expense over the life of the advance.

On August 16, 2005, the Company signed a note payable of $85,000, bearing no interest, to Abshier Webb & Donnelly, a related party. On August 19, 2005, the note payable was repaid. The Company granted Abshier Webb & Donnelly 250,000 warrants to purchase shares of common stock at $0.75 per share. Per APB No. 14, the Company determined a discount on the note payable based on the relative fair values of the note payable and the warrants. The Company used the Black-Scholes pricing model to value the warrants using the following assumptions: proceeds as set forth in the note payable; closing stock price as of the date of the note; no expected dividend yield; expected volatility of 190%; risk free interest rate of 4.08%; and an expected life of 4 years. The discount was amortized as interest expense over the life of the note payable.

Effective August 19, 2005, the Company signed convertible notes payable of $3,600,000 with various affiliated shareholders. The notes require funding over a period from August 2005 through May 2006 and are secured by the Company’s intellectual property. As of December 31, 2005, the Company has received $2,250,000 related to these notes. The notes bear interest at 5% per year for three years. The notes are convertible into common stock at a fixed conversion price of $0.75 per share. Warrants, exercisable through February 28, 2011, to purchase 14,400,000 shares of common stock at $0.75 per share were also issued to the note holders. Per APB No. 14, the Company determined a discount on the convertible notes payable based on the relative fair values of the convertible notes payable and the warrants. The Company used the Black-Scholes pricing model to value the warrants using the following assumptions: proceeds as set forth in the convertible note payable; closing stock price as of the effective date of the note; no expected dividend yield; expected

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
volatility of 190%; risk free interest rate of 4.07%; and an expected life of 4 years. The discount is being amortized as interest expense over the life of the convertible notes payable as the funds are received. Based on EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company determined the relative fair value of the debt and the warrants to calculate a beneficial conversion. The Company calculated a beneficial conversion using the relative fair values of the entire debt and warrants, however, the timing of the funds occurs over approximately one year. Therefore the Company is recording the interest expense, related to the beneficial conversion, in direct proportion to the percentage of funds received. This expense is being recognized at the earliest date of conversion; immediately in this case. As of December 31, 2005 the Company has recorded $591,038 of interest expense related to the beneficial conversion. This amount represents 63% of the funds received ($2,250,000 received / $3,600,000 ). This leaves an unamortized balance of $354,785 related to the beneficial conversion.

Interest – As a result of the various related party note transactions the Company incurred related party interest expense of $877,858 and $370,425 for the years ended December 31, 2005 and 2004, respectively. The Company has also recorded accrued interest to related parties of $277,200 at December 31, 2005.

Stock Grant – On May 18, 2005 the Company and Mark Sullivan entered into an Employment Agreement effective as of June 1, 2005, pursuant to which Mr. Sullivan will serve as the Company’s Chief Technology Architect. In addition to his salary, in recognition that Mr. Sullivan is making a two-year commitment, he received a one time stock grant of 1,000,000 shares of the Company’s common stock. This stock grant was valued for accounting purposes at the closing price of the shares that day and $800,000 was included as a charge to general and administrative expenses for the year ended December 31, 2005.

Consulting Fee – In July 2005, the Company incurred $40,000 of consulting fees with Abshier, Webb & Donnelly, a related party.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
7.	Notes Payable
Notes payable consisted of the following:

December 31,
2005
Secured note bearing 6% interest payable June 30, 2006 (a)	$470,743
Unsecured note bearing 20% principal and interest payable June 30, 2005 (b)	25,000

$495,743

(a)	In December 2002, the Company signed a note payable of $480,484 to a vendor for its engineering and programming services, bearing interest at 8% payable August 31, 2003. The note is collateralized by the vendor’s work product and the equipment in the Company’s data center. The note and interest were not paid when due. In June 2004, the Company paid $12,500 in interest and added the remainder of the interest due, $35,259, to the note balance, and the due date was extended until June 30, 2005. In June 2005, the interest rate was changed to 6% and the due date was extended until June 30, 2006.

(b)	In March 2004, various note holders converted their debt, in the amount of $4,201,000, to equity. However, one holder elected not to convert. This note bears interest at 20% and is due on June 30, 2005.
8. Shareholders’ Deficit
The Company reincorporated in Delaware in September 2003 and increased its authorized common stock to 100,000,000 and assigned a par value of $.001/share. This par value has been reflected retroactively to all periods presented herein.

Preferred Stock — The Company has authorized 10,000,000 shares of preferred stock with a par value of $.001 per share, of which 15,000 shares have been designated as Series A Preferred Stock and 13,500 shares have been designated as Series B Preferred Stock. The remaining 9,971,500 shares are available for future designation.

During 2002, the Company sold 5,554 shares of Series A Preferred Stock for $5,554,000. In 2004, the Company issued warrants to purchase 3,691,178 shares of common stock at $0.75 per share in exchange for the shareholders release of the redemption provision on the Series A Preferred Stock. The fair value of these warrants was $1,291,912 and was

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
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

During 2004, the Company sold 4,499 shares of Series B Preferred Stock for $4,499,502. Also, the Company converted $4,201,000 of notes payable into 4,201 shares of Series B Preferred Stock. In conjunction with these transactions, the Company issued seven year warrants to purchase 17,130,000 shares of common stock at $0.75 per share.

During 2005, the Company sold 2,322 shares of Series B Preferred Stock for $2,322,000. In addition to these shares, the Company issued seven year warrants to purchase 9,101,333 shares of common stock at $0.75 per share.

All issuances of Series A Preferred Stock and Series B Preferred Stock included registration rights on a “best efforts” basis. Both the Series A Preferred Stock and the Series B Preferred Stock shares vote at a rate equal to the number of shares of common stock into which these shares could be converted. Each share of Series A and Series B Preferred Stock is fully convertible into shares of common stock, at the option of the holder thereof, at any time. The current rate of conversion is fixed at 1,333 common shares for each preferred share. The conversion rate will be reduced in the event of share splits, share dividends, recapitalization and similar transactions. The conversion rate also will be reduced in the event of certain issuances of common stock, options or warrants to acquire common stock or securities convertible into common stock, at a purchase price or conversion price less than the then applicable conversion price, called dilutive issuances.

In 2004, the Company calculated a beneficial conversion, using the Black Scholes pricing model, for both the Series A Preferred Stock and Series B Preferred Stock. The Series A beneficial conversion feature was valued at the gross proceeds of $5,554,000, which was treated as a discount on the Series A Preferred Stock and a component of additional paid-in capital. The discount was amortized as a dividend through March 31, 2004, which was the first date that the preferred stock could be converted into common stock. The Series B beneficial conversion feature was valued at $8,690,493 which was treated as a discount on the Series B Preferred Stock and a component of additional paid-in capital. The discount was reflected as a dividend on the dates of purchase, which was the first date that the preferred stock could be converted into common stock.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
In 2005, the Company calculated a beneficial conversion, using the Black Scholes pricing model, for the Series B Preferred Stock. The beneficial conversion feature was valued at $2,321,700 which was treated as a discount on the Series B Preferred Stock and a component of additional paid-in capital. The discount was reflected as a dividend on the dates of purchase, which was the first date that the preferred stock could be converted into common stock.

All shares of Series A and Series B Preferred Stock will automatically convert into shares of common stock upon the occurrence of either of the following: (a) the date specified by the vote of the holder or holders of not less than 80% in voting power of the outstanding shares of each series of preferred stock to convert the preferred stock into shares of common stock, or (b) an underwritten public offering pursuant to an effective registration statement under the Securities Act covering the offer and sale of common stock by us to the public at a public offering price which is not less than $5.00 per share (subject to adjustment for stock splits, stock dividends, recapitalizations and similar transactions) and $25,000,000 in the aggregate. The Series B Preferred Stock has a first liquidating preference equal to $1,000 per share outstanding ($7,199,000 at December 31, 2005). The Series A Preferred Stock has a second liquidating preference of $1,000 per share outstanding ($4,414,000 at December 31, 2005). The Series A and Series B Preferred Stock jointly have a third liquidating preference of $1,000 per share outstanding ($11,613,000 at December 31, 2005). They also share jointly together with the common shares in any remaining liquidation proceeds.

The holders of shares of Series A and B Preferred Stock and Common Stock shall be entitled to receive dividends out of any assets legally available on a pro rata basis based upon the number of common shares held by each holder and if all such preferred stock was converted to common stock as payable when, and if, declared by the Board of Directors.

Common Stock and Options — The Company maintains a Non-Qualified Stock Option Plan, with 10,000,000 shares designated, and an Incentive Stock Option Plan, with 1,000,000 shares designated. As of December 31, 2005, the Company issued contractual options to purchase up to 3,675,000 shares of its common stock with exercise prices ranging from $0.45 — $1.60 per share. These options were issued under the non-qualified plan. These options vest over periods ranging from 0 to 60 months.

The Company has adopted the disclosure requirements of SFAS No. 148, however as permitted under SFAS No. 123(R) continues to use the intrinsic value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
The following is a summary of all option balances and activity. These options vest over periods ranging from 0 to 60 months.

			Period from
			January 1, 2001
			(Inception of
			Development
			Stage) to
	Years Ended December 31,		December 31,
	2005	2004	2005
Outstanding, beginning of period	4,509,000	3,789,000	—
Granted	360,000	1,020,000	5,174,625
Canceled or expired	(1,194,000)	(300,000)	(1,499,625)
Exercised	—	—	—

Outstanding, end of period	3,675,000	4,509,000	3,675,000

Exercisable at end of period	2,928,333	3,550,666	3,550,666

Weighted-average exercise price of options currently exercisable	$0.99	$1.03	$1.03

Weighted-average grant-date fair value of options, granted during the period	$0.47	$1.13	$1.03

Weighted-average remaining years of contractual life	7.56	5.95	5.95

The Company did not issue any shares of common stock in exchange for rent, consulting services or assets in 2005. In 2004, the Company issued a total of 50,000 shares of common stock in exchange for rent, consulting services or assets. The Company recorded $45,000 in prepaid rent, advisory and consulting services, advertising and promotion fees, and asset purchases for the year ended December 31, 2004 in the accompanying financial statements related to the issuance of these shares of common stock.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
Warrants Issued

		Exercise
	Warrants	Price	Term
Balance, December 31, 2003	2,630,734
Issued for release of redemption provision on preferred stock	3,691,178	.75	7 Years
Issued in connection with sale of preferred stock	11,512,699	.75	7 Years
Issued in connection with conversion of debt to preferred stock	5,617,301	.75	7 Years
Issued in connection with sale of preferred stock	148,600	.90	7 Years

Balance, December 31, 2004	23,600,512
Issued in connection with sale of preferred stock	9,101,333	.75	7 Years
Issued in connection with borrowing of money	521,372	.75	7 Years
Issued in connection with convertible debt	14,400,000	.75	7 Years
		.75	7 Years

Balance, December 31, 2005	47,623,217

9. Income Taxes
The approximate tax effects of significant temporary differences representing the deferred tax assets and liabilities at December 31, 2005 were as follows:

Net operating loss carryforward	$9,731,000
Other	(5,000)
Valuation allowance	(9,726,000)

Net deferred tax asset	$—

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
The following is a reconciliation of expected to actual income tax benefit:

	Years Ended December 31,
	2005	2004
Federal income tax benefit at 34%	$2,804,000	$1,552,000
Accretion of debt discount	(382,000)	(71,000)
Stock based compensation	(334,000)	(186,000)
Other	(11,000)	(18,000)
Deferred benefit not currently recognized	(2,077,000)	(1,277,000)

	$—	$—

As of December 31, 2005, the Company has net operating loss carryforwards of approximately $29,000,000 which will expire, if unused, beginning in 2019. The valuation allowance increased by approximately $2,077,000 and $1,277,000 for the years ended December 31, 2005 and 2004, respectively. Section 382 Rule will place annual limitations on the Company’s NOL.
10.	Commitments and Contingencies
Employment Agreements – The Company entered into employment agreements with three key employees for terms of two to five years. The agreements include the employees’ base salary, incentive compensation plans as well as options to purchase the Company’s common stock. These obligations approximate $900,000 annually.

Breach of Settlement Terms of Litigation – During 2004 and 2005 the Company settled three matters of litigation by agreeing to a monthly schedule of payments totaling approximately $36,000 per month. The Company on several occasions has not been able to make these payments, but would subsequently make payments. In this manner several missed monthly payments have accumulated currently, and the Company is in breach of these agreements. The other parties have the right to demand immediate payment of these settlements in full totaling about $800,000, but have chosen so far to forbear and receive monthly payments as the Company is able to make them.

Leases – The Company has entered into lease agreements for office space, storage space and equipment under noncancelable leases with terms ranging from two to five years.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
Certain leases provide for increasing minimum annual rental amounts. Rent expense is recorded on a straight-line basis over the term of the lease based on us taking possession of the premises. Accordingly, deferred rent, as reflected in the accompanying balance sheets, represents the difference between rent expense accrued and amounts paid under the terms of the lease agreements. Total rent expense for the years ended December 31, 2005 and 2004 was $151,400 and $143,656, respectively.

Annual future minimum lease payments under non-cancellable operating leases as of December 31, 2005 are as follows

Fiscal Year
2006	$186,541
2007	193,668
2008	156,809
2009	159,160
2010	13,332
Thereafter	0

Total	$709,510

Estimated Costs of Other Disputes – From time to time the Company has experienced disputes and claims involving various types of third parties. In 2005 the Company accrued a charge to General and Administrative expense for $1,200,000 to cover estimated costs, legal fees, settlement costs and judgments in certain such cases.

Exhibit Index
(a)	The following exhibits are filed with or incorporated by reference to this annual report.

Exhibit No.	Description
3.1	Certificate of Incorporation of Remote Knowledge, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form SB-2/A filed with the Commission on October 27, 2003 (File No. 333-106247))

3.2	Remote Knowledge, Inc. Bylaws (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form SB-2/A filed with the Commission on October 27, 2003 (File No. 333-106247))

3.3	Certificate of Merger of Varitek Industries, Inc. and Remote Knowledge, Inc. (Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form SB-2/A filed with the Commission on October 27, 2003 (File No. 333-106247))

4.1	Warrant to purchase 22,500 shares issued to Orrin H. Swayze on March 21, 2002 (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

4.2	Amended and Restated Warrant to purchase 553,400 shares issued to Sanders Morris Harris, Inc. on December 5,

Exhibit No.	Description
2002 (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

4.3	Warrant to purchase 1,500,000 shares issued to SMH Varitek LLC on November 27, 2002 (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

4.4	Form of warrant issued to noteholders on January 31, 2003 (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

4.5	Form of warrant issued to noteholders on April 16, 2003 (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

4.6	Series B Preferred Stock Designation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 5, 2004 (File No. 333-106247))

4.7	Form of Warrant issued in connection with Issuance of Series B Preferred Stock on March 30, 2004 Designation (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 5, 2004 (File No. 333-106247))

10.1	Employment Agreement of Randy S. Bayne (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

10.2	Employment Agreement of Henry Houston (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB filed with the Commission on March 31, 2005 (File No. 333-106247))

10.3	Employment Agreement of Mark Sullivan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2005 (File No. 333-106247))

10.4	Varitek Industries, Inc. 2002 Stock Option Plan as amended and ISO Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 22, 2003 (File No. 333-106247))

10.5	Equity Agreement dated as of August 22, 2001, between Varitek and BACO International (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

10.6	First Amendment to Equity Agreement between Varitek and BACO International dated as of March 20, 2002 (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

10.7	Voting Agreement dated as of March 21, 2002, among Sanders Morris Harris Inc., Varitek, Harry Bayne, BACO International, Randy Bayne and Arthur Goetze (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

10.8	Placement Agent Agreement between Varitek and Sanders Morris Harris, Inc. dated March 21, 2002 (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

10.9	Amendment 1 to Placement Agent Agreement dated November 26, 2002 (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

10.10	Financial Advisory Agreement between Varitek and Sanders Morris Harris Inc. dated September 28, 2001 (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

10.11	Stockholders Agreement dated as of November 27, 2002, among SMH Varitek LLC, Varitek, Harry Bayne, BACO International and Randy Bayne (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

Exhibit No.	Description
10.12	Letter Agreement dated as of November 27, 2002, between SMH Varitek LLC and Randy Bayne (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

10.13	Guaranteed Promissory Note in the principal amount of $500,000 dated as of June 28, 2005, issued by Robert Duncan and guaranteed by Alan Granader, Daniel Granader and Harry Granader (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-QSB filed with the Commission on August 12, 2005 (File No. 333-106247))

10.14	Secured Promissory Note in the principal amount of $3,600,000 dated as of August 19, 2005, issued by the Alan Granader Irrevocable Family Trust, Daniel Granader, Alan Granader, Harry Granader, and Neil Granader*

10.15	License Agreement between Cislunar and Varitek (Incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form SB-2 filed with the Commission on October 27, 2003 (File No. 333-106247))

10.16	Dan Goodhall Settlement Agreement Amended (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB filed with the Commission on March 31, 2005 (File No. 333-106247))

10.17	Sprint Advantage Agreement (Incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form SB-2/A filed with the Commission on December 22, 2003 (File No. 333-106247))

10.18	Oracle Settlement Agreement (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB filed with the Commission on March 31, 2005 (File No. 333-106247))

10.19	Guaranteed Promissory Note in the principal amount of $800,000 dated as of March 13, 2006, issued by Robert Duncan and guaranteed by Alan Granader, Daniel Granader and Harry Granader *

14	Code of Ethics *

31.1	Rule 13a-14 Certification.*

31.2	Rule 13a-14 Certification.*

32.1	Section 1350 Certification.*

*	Filed herewith