Form 10QSB
period 2006-03-31
REMOTE KNOWLEDGE INC
filed 2006-05-12
CIK 1059099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006
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
Yes ☐ No ☑
     There were 14,193,264 shares of common stock, $.001 par value per share, outstanding as of May 1, 2006.
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
remote knowledge, inc.
(a development stage enterprise)
Condensed Balance Sheet
unaudited

March 31, 2006
ASSETS

Current Assets
Cash and cash equivalents	$226,682
Accounts receivable	16,205
Inventory	154,958
Prepaid and other current assets	87,664

Total current assets	485,509

Property and Equipment, net	478,120

Total assets	$963,629

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable — trade	$778,776
Accrued expenses	2,459,491
Payable to shareholder	128,682
Notes payable to related parties	1,146,944
Notes payable	1,111,541

Total current liabilities	5,625,434

Shareholders’ Deficit:
Preferred stock — series A, $.001 par value; 15,000 shares authorized; 4,414 shares issued and outstanding	4
Preferred stock — series B, $.001 par value; 13,500 shares authorized; 6,504 shares issued and outstanding	6
Common stock, $.001 par value; 100,000,000 shares authorized; 14,193,264 shares issued and outstanding	14,194
Additional paid-in capital	61,024,821
Deferred compensation	(88,156)
Accumulated deficit	(10,234,380)
Deficit accumulated during development stage	(55,378,294)

Total shareholders’ deficit	(4,661,805)

Total liabilities and shareholders’ deficit	$963,629

The accompanying notes are an integral part of these financial statements.

remote knowledge, inc.
(a development stage enterprise)
unaudited
Condensed Statements of Operations

			Period From
			January 1, 2001
			(inception of
			development
	three-Month Periods Ended		stage) to
	MARCH 31,	MARCH 31,	March 31,
	2006	2005	2006
Revenues	$13,421	$—	$64,468

Cost of Goods Sold	11,494	—	56,392

Gross Profit	1,927	—	8,076

Operating Costs and Expenses:
Advisory services	—	—	4,169,146
Research and development	122,561	99,283	5,708,583
Loss on impairment of assets	—	—	2,185,575
Professional fees	185,886	246,207	2,711,955
Advertising and promotion fees	71,044	40,908	1,534,398
General and administrative expenses	2,046,675	733,503	16,728,514

Total operating costs and expenses	2,426,166	1,119,901	33,038,171

Other Expense (Income):
Interest expense	567,427	50,315	4,700,007
Amortization of deferred financing costs	—	—	1,188,432
Other income	(4,946)	(2,675)	(8,021)
Other expense	9,376	—	22,074
Interest income	—	—	(27,420)
Debt forgiveness	—	—	(1,384,978)

Total other expense (income)	571,857	47,640	4,490,094

Net Loss	(2,996,096)	(1,167,541)	(37,520,189)

Effective Dividend from Amortization of Discount Related to Beneficial Conversion of Mandatorily Redeemable Series A Preferred Stock	—	—	(5,554,000)

Warrants Issued for Release of Redemption Provision of Series A Preferred stock	—	—	(1,291,912)

Effective Dividend from Amortization of Discount Related to Beneficial Conversion of Series B Preferred Stock and Warrants	—	(1,537,538)	(11,012,193)

Net Loss Attributable to Common Shares	$(2,996,096)	$(2,705,079)	$(55,378,294)

Net Loss Per Share:
Basic and Diluted	$(.22)	$(.40)	$(8.89)

Number of Shares Used in Calculating Net Loss Per Share:
Basic and Diluted	13,323,301	6,733,796	6,227,737

The accompanying notes are an integral part of these financial statements.

remote knowledge, inc.
(a development stage enterprise)
Condensed Statements of Cash Flows
unaudited

			Period From
			January 1,
			2001
			(inception of
			development
	three-Month Periods Ended		stage) to
	March 31,	March 31,	March 31,
	2006	2005	2006
Cash Flows From Operating Activities:
Net loss	$(2,996,096)	$(1,167,541)	$(37,520,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount and discount related to beneficial conversion of convertible debt	371,969	—	3,506,555
Depreciation	58,611	49,298	750,591
Loss on impairment of fixed assets	9,376	—	1,573,658
Amortization of deferred financing costs	—	—	1,188,432
Equity issued for services and interest	1,502,904	47,089	9,561,904
Provision for loss on inventory	—	—	660,329
Debt forgiveness	—	—	(1,384,978)
Charge off of receivables	—	—	446,414
Changes in assets and liabilities:
Accounts receivable	(12,305)	—	(16,205)
Inventory	(2,067)	(512,810)	(892,762)
Prepaid and other current assets	19,315	11,022	(58,636)
Accounts payable — trade	(166,400)	185,597	1,336,899
Accrued expenses	63,676	68,676	1,692,337
Related party payable	—	—	399,259

Net cash used in operating activities	(1,151,017)	(1,318,669)	(18,756,392)

Cash Flows From Investing Activities:
Additions of fixed assets	(8,292)	(56,751)	(939,341)
Sale of fixed assets	8,500	—	8,500
Related party receivable	—	—	(300,000)

Net cash provided by (used in) investing activities	208	(56,751)	(1,230,841)

Cash Flows From Financing Activities:
Payments of notes payable	(22,500)	(251,966)	(1,447,327)
Capital contributions	—	—	27,900
Proceeds from SMH note payable	—	—	1,500,000
Proceeds from short term note payable	800,000	—	1,385,000
Proceeds from sale of common stock	—	—	903,800
Proceeds from other notes payable	—	20,000	3,287,328
Proceeds from advance from related party	—	—	90,000
Payment of advance from related party	—	—	(90,000)
Net proceeds from sale of mandatorily redeemable preferred stock	—	—	5,040,033
Net proceeds from sale of Series B preferred stock	—	1,570,000	6,639,073
Proceeds from related party note payable	595,000	—	2,845,000

Net cash provided by financing activities	1,372,500	1,338,034	20,180,807

Net Change in Cash and Cash Equivalents	221,691	(37,386)	193,574

Cash and Cash Equivalents, beginning of period	4,991	52,658	33,108

Cash and Cash Equivalents, end of period	$226,682	$15,272	$226,682

The accompanying notes are an integral part of these financial statements.

remote knowledge, inc.
(a development stage enterprise)
Condensed Statements of Cash Flows
unaudited
(continued)

Non-Cash Transactions:
Issuance of common stock for related party debt	$—	$—	$888,832
Issuance of common stock for debt	$—	$—	$1,157,114
Issuance of common stock for assets	$—	$—	$8,000
Conversion of accounts payable to notes payable	$—	$—	$766,484
Conversion of notes payable to equity	$—	$—	$4,201,000
Contribution of capital by shareholders for financing costs	$—	$—	$1,188,432
Issuance of common stock upon conversion of Series A preferred stock	$—	$150,742	$1,507,419
Issuance of common stock upon conversion of Series B preferred stock	$947,000	$—	$6,041,000
Issuance of common stock upon conversion of mandatorily redeemable preferred stock classified as debt	$—	$—	$20,000
Reclassification of mandatorily redeemable preferred stock to equity	$—	$—	$5,534,000
Effective dividend from amortization of discount related to beneficial conversion of mandatorily redeemable Series A preferred stock	$—	$—	$5,554,000
Warrants issued for release of redemption provision of Series A preferred stock	$—	$—	$1,291,912
Effective dividend from amortization of discount related to beneficial conversion of Series B preferred stock and warrants	$—	$1,537,538	$11,012,193
Reclassification of demo units from inventory to fixed assets	$—	$—	$77,475

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$460	$180,732
The accompanying notes are an integral part of these financial statements.

Remote Knowledge, Inc.
Notes To Condensed Financial Statements
Note 1 — Basis of Presentation
The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of American have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements and notes should be read in conjunction with financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly, in all material respects, the financial position of the Company, as of March 31, 2006, and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.
Note 2 — Significant Accounting Policies
Share-Based Compensation — Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123(R) “Share-Based Payment-Revised 2004” (“SFAS 123(R)”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 "Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the quarterly period ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.
The adoption of SFAS 123(R) resulted in stock compensation expense for the quarterly period ended March 31, 2006 of $1,477,647. This expense reduced basic and diluted earnings per share by $0.11 for the quarter, compared to reported basic and diluted earnings per share of $0.22. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.
The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending March 31, 2006 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending March 31, 2006 for the expected option term. The expected option term was calculated using the “simplified” method permitted by SAB 107.
The Company has never had any exercise of stock options. SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R). As a result of the Company’s net operating losses, the excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the Company’s net operating loss carry forwards. Accordingly, because the Company is not able to realize these excess tax benefits, such benefits will not be recognized in the condensed statement of cash flow until such time as benefits can be used.

Remote Knowledge, Inc.
Notes To Condensed Financial Statements
Pro-Forma Stock Compensation Expense for the Quarterly Period Ended March 31, 2005
For the quarterly period ended March 31, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25. Since all options granted during the quarterly period ended March 31, 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recognized. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by Statement of Financial Accounting Standard 148, our net loss and net loss per share would have been reduced to the following pro-forma amounts:

Three Months
Ended
March 31,
2005
Net loss	$(2,705,079)

Deduct: Stock-based employee compensation expense, determined under fair value method for all awards	(97,666)

Net loss	$(2,802,745)

Loss per share — basic, as reported	$(0.40)

Loss per share — diluted, as adjusted	$(0.42)

Pro-forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro-forma stock compensation expense presented above for the prior quarterly period ended March 31, 2005 under SFAS 123 and the stock compensation expense recognized during the current quarterly period ended March 31, 2006 under SFAS 123(R) are not directly comparable. In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative quarterly results have not been restated.
Stock Options as of the Quarterly Period Ended March 31, 2006
The Company has two stock incentive plans under which incentive stock options, and non-qualified stock options have been, or may be, granted primarily to key employees and non-employee members of the Board of Directors.
•	Under the 2004 Incentive Stock Option Plan, employees providing material services to the Company or any subsidiary of the Company may be awarded options. As of March 31, 2006, employees have received awards.

•	Under the 2004 Stock Option Plan, employees, Directors of and consultants to the Company and its affiliates may be awarded options. As of March 31, 2006, employees, Directors and consultants have received awards.
The Board of Directors reserved shares from the Company’s un-issued but authorized shares for issuance upon exercise of options under these two plans.

Remote Knowledge, Inc.
Notes To Condensed Financial Statements
The following table summarizes stock options outstanding and changes during the quarterly period ended March 31, 2006:

	Outstanding Options
			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term	Intrinsic
	Number of Shares	Exercise Price	(in years)	Value
Options outstanding at January 1, 2006	3,675,000	$0.99
Granted	3,750,000	0.50
Exercised	(0)	0.00
Canceled or forfeited	(590,000)	1.00

Options outstanding at March 31, 2006	6,835,000	$0.72	6.10	$0

Options exercisable at March 31, 2006	4,364,916	$0.71	5.68	$0

Intrinsic value is the difference between the exercise price and the market price on March 31, 2006, of all options. Since the market price at March 31, 2006 of $0.41 is less than all exercise prices there is no intrinsic value at March 31, 2006. Shares available for grant under the Plans as of March 31, 2006 were 4,165,000.
Stock options outstanding and currently exercisable at March 31, 2006 are as follows:

		Weighted
		Average
		Remaining	Weighted		Weighted
	Number of	Contractual	Average	Number of	Average
	Options	Life	Exercise	Options	Exercise
Exercise prices	Outstanding	(in years)	price	Exercisable	Price
$0.45	240,000	9.70		65,000
0.50	3,870,000	5.13		3,770,000
0.80	375,000	8.65		150,000
1.00	1,850,000	6.59		1,775,000
1.10	150,000	8.35		83,333
1.60	350,000	8.02		290,000

	6,835,000	6.10	$0.72	6,133,333	$0.71

Total estimated unrecognized compensation cost from unvested stock options as of March 31, 2006 was approximately $144,000, which is expected to be recognized over a weighted average period of approximately 1.68 years.

Remote Knowledge, Inc.
Notes To Condensed Financial Statements
The weighted average per share fair value of stock options granted during the quarterly periods ending March 31, 2006 and 2005 was $0.38 and $0.00, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2006	2005

Volatility	147%	NA
Expected option term	2 1/2 years	NA
Risk-free interest rate	4.8%	NA
Expected dividend yield	0%	NA
Discount used for post-vesting restrictions	None	NA
The total intrinsic value of options exercised or converted during the quarterly periods ending March 31, 2006 and 2005 was $0 and $0, respectively, and the total fair value of shares vested during these periods was $1,460,124 and $0, respectively.
Modifications of Stock Options Granted
There were no modifications of stock options previously granted.
Note 3 — Notes Payable
In August 2005, the Company and various affiliated shareholders agreed to provide $3.6 million of funds over a period from August 2005 through May 2006 in the form of secured notes bearing interest at 5% per year for three years. The notes are secured by the Company’s intellectual property. The notes are convertible into common stock at a conversion price of $0.75 per share. Warrants, due February 28, 2011, to purchase 14,400,000 shares of common stock at $0.75 per share were also issued to the note holders. The Company has received $2,845,000 of the funds to be provided. The Company used the Black-Scholes pricing model to value the warrants using the following assumptions: proceeds as set forth in the note payable; closing stock price as of the date of the note; no expected dividend yield; expected volatility of 187%; risk free interest rate of 3.93%; and an expected life of 4 years. The fair value of the warrants was recorded as a debt discount to be amortized as interest expense over the three year life of the notes. The unamortized portion of the debt discount was $1,759,594 at March 31, 2006. Based on EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company determined the relative fair value of the warrants and the debt, using the Black-Scholes pricing model and the same assumptions above, to calculate a beneficial conversion amount of $946,092, based on the effective conversion price of the debt compared to the stock price on the date of the note. This amount is being recognized, in a ratio equal to the percentage of total cash being received, as interest expense as the cash is received.
In March 2006, the Company received $800,000 in cash from an affiliated party and executed a promissory note in the same amount. The note accrues no interest on the outstanding principal balance, however, interest shall accrue at a fixed rate of 10% on the outstanding principal balance following any default. The principal and interest are due on June 15, 2006. The note was guaranteed by three affiliated shareholders who also transferred 400,000 shares of common stock to the note holder. The three affiliated shareholders also executed a “Put Agreement” with the note holder whereby the note holder may elect to cause the three affiliated shareholders to purchase all or a portion of the 400,000 shares of common stock at any time after June 16, 2006 but not later than March 16, 2007 for an amount equal to $0.50 per share. Per SAB 107 Topic 5.T. the Company recognized a debt discount of $200,000, which represents 400,000 shares times $0.50 per share, which will be amortized using the straight line method over the life of the note. The straight line method does not materially differ from the effective interest method.

Remote Knowledge, Inc.
Notes To Condensed Financial Statements
Note 3 — Net Loss Per Share
Loss per share (LPS) is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted LPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents, warrants and options, outstanding at the end of the period. Common stock equivalents of 73,848,884 and 54,315,512 for the quarters ended March 31, 2006, and 2005, respectively, have been excluded from the calculation of weighted-average shares for purposes of calculating diluted loss per share, as such inclusion is anti-dilutive.

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
OVERVIEW AND COMPANY STATUS
Remote Knowledge, Inc. is a Houston, Texas based company that develops, markets and delivers a technology branded “LEO” for the monitoring and two-way data transfer of critical data of remotely located assets. The Company also owns a proprietary satellite communications system branded “GEO” and an earth station which provides communication, including high-speed Internet, VoIP, fax and two-way data transmission to remote areas. The Company’s products are designed to service the consumer marine, commercial maritime, oil and gas drilling and production, construction, agriculture, and recreational vehicle industries. A modified version of the satellite communication services branded “GEO Mobile” is being developed for mobile assets such as boats, RV’s and long haul trucks.
Twelve Month Plan of Operation
We have a contract with FLW Outdoors, the fresh water and salt water tournament division of Genmar, to monitor and report numerous types of events as well as boat locations during their tournaments. The contract calls for us to deliver theses services to FLW Outdoors commencing with the 21 tournaments in 2006 with annual renewal options. The contract has annual base revenue of $71,800. This contract is our first significant revenue agreement.
We have a Memorandum of Understanding (“MOU”) in place with Raymarine, a leading marketer of marine electronics. The MOU covers our GEO Mobile services and calls for the parties to develop a business plan to complete development of the GEO Mobile application for marine markets and to enter into a contract where by Raymarine would obtain an exclusive multi-year license to market these services world wide in marine applications. The MOU provides for the business plan to be completed and the contract agreed to by May 31, 2006. The goal of the MOU is that Raymarine would begin marketing the GEO Mobile device in 2007.
We are also working with Raymarine to make a joint proposal to install the LEO on one or more boat lines of a major OEM. The proposal contemplates the LEO being installed with and to work in conjunction with certain Raymarine electronics. Assuming the proposal is accepted it is contemplated that the LEO devices would be included in certain of the OEM’s boat lines beginning with the 2007 models.
We have a MOU with Winegard Company Incorporated (“Winegard”) the world’s largest seller of antennas. Under the MOU the parties will seek to establish a business plan and contractual agreement whereby Winegard would market our LEO and GEO Mobile services in the RV and class 6-8 truck markets world wide. During the period of the MOU the parties will also determine the viability of selling our GEO in certain markets where they already have a well established presence such as construction sites, multi-dwelling housing, hotels, office buildings, and medical complexes. We believe Winegard could begin marketing our services in 2007. In addition we have the opportunity to sell certain of their products. These sales, if feasible for us to undertake, could begin prior to 2007.
Revenues from these services will be derived from hardware sales, monthly communications fees, as well as content sales.
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
Our marketing initiatives are not designed to produce significant revenues until 2007. Therefore, the Company must raise additional capital to fund its operations for the next twelve months. The current burn rate ranges between $250,000 and $300,000 per month.
Financial Position
Since the inception of our current business plan in 1998, we have financed our operations primarily through private sales of our common stock, preferred stock and short-term notes. As of March 31, 2006, we had approximately $227,000 of cash and cash equivalents and a working capital deficit of $5,580,000.
Our auditors included an explanatory paragraph in their opinion on our financial statements for the year ended December 31, 2005 to state that our losses, working capital deficit and net shareholder deficit at December 31, 2005 raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon receiving the additional capital as described below and achieving profitable operations through the manufacture and sale of our LEO product. We cannot assure you that we will be able to obtain additional capital or that sales of our LEO, GEO, and GEO Mobile products will generate significant profits.
On August 31, 2004 the Company received subscription agreements, from affiliated shareholders, for 6,000 equity units consisting of one share of Series B preferred stock and warrants to purchase 4,000 shares of common stock at $0.75 per share. The 6,000 units were to be purchased in three tranches; 1,250 units immediately, 2,500 units upon sale of 100 LEO devices and 2,250 units upon sale of 400 more LEO devices. The Company did not achieve the sales threshold to activate the second and third tranche subscriptions and the subscriptions expired under their terms on March 31, 2005. However, through June 30, 2005, the subscribers waived the sales requirement and provided some funds, from time to time, to meet the Company’s current obligations. Through June 30, 2005, $3,767,000 was received in such manner of which $2,167,000 was received between December 31, 2004 and June 30, 2005. Series B preferred stock and warrants were issued for such amounts as if the amounts had been received under the subscription agreement. In June the subscribers demanded a different arrangement if they were to provide additional funds. The Company and the subscribers agreed for $3.6 million of funds to be provided over a period from August 2005 through May 2006 in the form of secured notes bearing interest at 5% per year for three years. The notes are convertible into common stock at a conversion price of $0.75 per share. Warrants, due February 28, 2011, to purchase 14,400,000 shares of common stock at $0.75 per share were also issued to the note holders. Funds under these notes were received in the amount of $2,845,000 through March 31, 2006.
On February 13, 2006, a related party advanced the Company $95,000. The Company repaid this amount in March 2006.
In March 2006, the Company received $800,000 in cash from an affiliated party and executed a promissory note in the same amount. The note accrued no interest on the outstanding principal balance, however, interest shall accrue at a fixed rate of 10% on the outstanding principal balance following any default. The principal and interest are due on June 15, 2006. The note will be repaid using the proceeds from the last funding installment of the $3.6 million of secured notes described above. The note was guaranteed by three affiliated shareholders who also transferred 400,000 shares of common stock to the note holder. The three affiliated shareholders also executed a “Put Agreement” with the note holder whereby the note holder may elect to cause the three affiliated shareholders to purchase all or a portion of the 400,000 shares of common stock at any time after June 16, 2006 but not later than March 16, 2007 for an amount equal to $0.50 per share.
The Company is currently discussing a bridge loan financing with several investors. The bridge loan proceeds would fund the Company operations from May through November 2006. The loan is expected to be due in November 2006 and would be repaid with the proceeds of an equity financing to be completed before November 2006. The Company plans to raise $4 to $5 million with this equity financing. The terms of the proposed equity financing of not yet been completed, but the Company is negotiating the structure so that the financing would not significantly dilute the existing shareholders. Proceeds from the equity offer are designed to fund the Company operations for approximately twelve months.

Results of Operations
We have had minimal revenues to date, and our expenses have consisted primarily of research and development, sales and marketing and general and administrative expenses, resulting in an operating loss since January 1, 2001 as a development stage company through March 31, 2006 of $37,520,189.
Research and development costs have been expensed as they were incurred. Research and development costs for the first three months of 2006 increased $23,278 to $122,561, compared to $99,283 for the same period in 2005. The increase in costs for the first three months of 2006 as compared to the same period in 2005 is a result of increased personnel costs due to an employee changing to a full time employee at a substantially higher rate from part time employee at a lower rate partly offset by elimination of a working agreement of an outside contractor.
Professional fees for the first three months of 2006 decreased $60,321 to $185,886, compared to $246,207 for the same period in 2005. The decrease reflects a reduction in costs developing the documentation necessary to comply with the requirements imposed by the Sarbanes-Oxley Act and legal expenses regarding various lawsuits.
Advertising and promotional fees for the first three months of 2006 increased $30,136 to $71,044, compared to $40,908 for the same period in 2005. The additional costs relate to the Company contracting with an outside party to assist in the development of a marketing strategy for the marine-market somewhat offset by the elimination of trade show costs in 2006 as we elected not to participate in this venue.
General and administrative expenses for the first three months of 2006 increased $1,313,172 to $2,046,675, compared to $733,503 for the same period in 2005. The increase primarily reflects the stock-based compensation expense of $1,477,647 due to the adoption of SFAS 123(R) and the contracting of a person to bring the teleport in Joplin to full operational status. This amount is somewhat offset by a decrease in moving expenses; a decrease in product liability insurance; and various other individually minor amounts.
Interest expense for the first three months of 2006 increased $517,112 to $567,427, compared to $50,315 for the same period in 2005. The increase mainly relates to the debt discount recorded as part of the $3.6 million of convertible notes mentioned above as well as costs incurred in raising the short term funding.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Between January 1, 2006 and March 31, 2006, the Company received $595,000 relating to secured notes issued to affiliated shareholders. The secured notes bear interest at 5% per year for three years and are convertible into common stock at a conversion price of $0.75 per share. Warrants, due February 28, 2011, to purchase 14,400,000 shares of common stock at $0.75 per share were issued to the noteholders effective August 19, 2005.
On March 14, 2006, the Company received $800,000 from an affiliated party. Three other affiliated parties transferred 400,000 shares of common stock to the affiliated party whereby the affiliated party who transferred the money can put the stock to the three other affiliated parties at a price of $0.50 any time after June 16, 2006 but not later than March 16, 2007.
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

Remote Knowledge, Inc.
	By:	/s/ Randy S. Bayne
Randy S. Bayne
Chief Executive Officer

Date: May 12, 2006	By:	/s/ D. Henry Houston
D. Henry Houston
Chief Financial and Accounting Officer

Index to Exhibits

1.	Exhibit 10.1	Summary of Director Compensation

2.	Exhibit 31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002.

3.	Exhibit 31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002.

4.	Exhibit 32	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002.