Form 10QSB
period 2006-06-30
REMOTE KNOWLEDGE INC
filed 2006-08-11
CIK 1059099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006
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
Yes ☐ No ☑
There were 14,479,930 shares of common stock, $.001 par value per share, outstanding as of June 30, 2006.
Transitional Small Business Format (check one); Yes ☐ No ☑

Remote Knowledge, Inc.
INDEX TO QUARTERLY REPORT ON FORM 10-QSB

Page
PART I
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis or Plan of Operation	10
Item 3. Controls and Procedures	14
PART II
Item 1. Legal Proceedings	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 6. Exhibits	16
Summary of Director Compensation
Guaranteed Promissory Note
Put Agreement - Robert D. Duncan
Guaranteed Promissory Note
Put Agreement - Hydie McAlister
Bridge Loan Promissory Note - Robert D. Duncan
Bridge Loan Promissory Note - John R. Huff
Subscription Agreement
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
Remote Knowledge, Inc.
(A Development Stage Enterprise)
Condensed Balance Sheet
Unaudited

June 30, 2006
ASSETS
Current Assets
Cash and cash equivalents	$379,458
Accounts receivable	8,600
Inventory	89,316
Related party receivable	80,000
Prepaid and other current assets	147,008

Total current assets	704,382
Property and Equipment, net	442,464

Total assets	$1,146,846

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable — trade	$264,312
Accrued expenses	2,218,425
Payable to shareholder	127,926
Notes payable — current	1,789,100

Total current liabilities	4,399,763

Notes payable – long-term	1,320,207

Total liabilities	5,719,970
Shareholders’ Deficit:
Preferred stock — series A, $.001 par value; 15,000 shares authorized; 4,414 shares issued and outstanding	4
Preferred stock — series B, $.001 par value; 13,500 shares authorized; 6,334 shares issued and outstanding	6
Common stock, $.001 par value; 100,000,000 shares authorized; 14,479,930 shares issued and outstanding	14,480
Additional paid-in capital	62,280,104
Deferred compensation	(73,168)
Accumulated deficit	(10,234,380)
Deficit accumulated during development stage	(56,560,170)

Total shareholders’ deficit	(4,573,124)

Total liabilities and shareholders’ deficit	$1,146,846

The accompanying notes are an integral part of these financial statements.

Remote Knowledge, Inc.
(A Development Stage Enterprise)
Unaudited
Condensed Statements of Operations

					Period From
					January 1, 2001
					(Inception of
	Three-Month Periods Ended		Six-Month Periods Ended		Development Stage)
	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,	to JUNE 30,
	2006	2005	2006	2005	2006
Revenues	$10,890	$20,172	$24,311	$20,172	$75,358
Cost of Goods Sold	9,914	19,684	21,408	19,684	66,306

Gross Profit	976	488	2,903	488	9,052
Operating Costs and Expenses:
Advisory services	—	—	—	—	4,169,146
Research and development	157,939	157,152	280,500	256,435	5,866,522
Loss on impairment of assets	14,672	—	14,672	—	2,200,247
Professional fees	86,417	32,573	272,303	278,780	2,798,372
Advertising and promotion fees	58,832	22,571	129,876	63,479	1,593,230
General and administrative expenses	624,058	1,583,279	2,670,733	2,316,782	17,352,572

Total operating costs and expenses	941,918	1,795,575	3,368,084	2,915,476	33,980,089

Other Expense (Income):
Interest expense	554,868	75,356	1,122,295	125,671	5,254,875
Amortization of deferred financing costs	—	—	—	—	1,188,432
Interest income	—	—	—	—	(27,420)
Other income	(5,443)	(400)	(10,389)	(3,075)	(13,464)
Other expense	(9,376)	5,198	—	5,198	12,698
Debt forgiveness	(310,807)	—	(310,807)	—	(1,695,785)

Total other expense (income)	229,242	80,154	801,099	127,794	4,719,336

Net Loss	(1,170,184)	(1,875,241)	(4,166,280)	(3,042,782)	(38,690,373)
Effective Dividend Related to Beneficial Conversion of Series B Preferred Stock	(11,692)	(729,462)	(11,692)	(2,267,000)	(11,023,885)

Effective Dividend Related to Beneficial Conversion of Series A Preferred Stock	—	—	—	—	(5,554,000)

Warrants issued for release of redemption provision on preferred stock – series A	—	—	—	—	(1,291,912)

Net Loss Attributable to Common Shares	$(1,181,876)	$(2,604,703)	$(4,177,972)	$(5,309,782)	$(56,560,170)

Net Loss Per Share:
BASIC AND DILUTED	$(.08)	$(.35)	$(.30)	$(.75)	$(8.58)

Number of Shares Used in Calculating Net Loss Per Share:
BASIC AND DILUTED	14,223,116	7,423,306	13,778,042	7,082,381	6,590,424

The accompanying notes are an integral part of these financial statements.

Remote Knowledge, Inc.
(A Development Stage Enterprise)
Condensed Statements of Cash Flows
Unaudited

			Period From
			January 1, 2001
			(inception of
			development
	SIX-MONTH PERIOD ENDED		stage) to
	JUNE 30,	JUNE 30,	JUNE 30,
	2006	2005	2006
Cash Flows From Operating Activities:
Net loss	$(4,166,280)	$(3,042,782)	$(38,690,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount and discount related to beneficial conversion of convertible debt	881,656	20,833	4,016,242
Depreciation	120,632	109,348	812,612
Loss on impairment of fixed assets	—	—	1,564,282
Amortization of deferred financing costs	—	—	1,188,432
Equity issued for services and interest	1,561,769	892,058	9,620,769
Provision for loss on inventory	14,672	—	675,001
Debt forgiveness	(310,807)	—	(1,695,785)
Charge off of receivables	—	—	446,414
Changes in assets and liabilities:
Accounts receivable	(4,700)	(2,439)	(8,600)
Inventory	48,903	(471,330)	(841,792)
Prepaid and other current assets	(120,785)	(157,989)	(198,736)
Accounts payable – trade	(370,057)	285,579	1,133,242
Accrued expenses	(177,390)	(32,134)	1,451,271
Related party payable	—	—	399,259

Net cash used in operating activities	(2,522,387)	(2,398,856)	(20,127,762)
Cash Flows From Investing Activities:
Additions of fixed assets	(25,281)	(67,663)	(956,330)
Sale of fixed assets	8,500	—	8,500
Related party receivable	—	—	(300,000)

Net cash used in investing activities	(16,781)	(67,663)	(1,247,830)
Cash Flows From Financing Activities:
Payments of notes payable	(1,044,075)	(437,534)	(2,468,902)
Capital contributions	—	—	27,900
Proceeds from SMH note payable	—	—	1,500,000
Proceeds from short term note payable	2,500,000	500,000	3,085,000
Proceeds from sale of common stock	—	—	903,800
Proceeds from other notes payable	62,710	178,464	3,350,038
Net proceeds from sale of mandatory redeemable preferred stock	—	—	5,040,033
Net proceeds from sale of series B preferred stock	45,000	2,259,000	6,684,073
Proceeds from related party note payable	1,350,000	—	3,600,000

Net cash provided by financing activities	2,913,635	2,499,930	21,721,942
Net Change in Cash and Cash Equivalents	374,467	33,411	346,350

Cash and Cash Equivalents, beginning of period	4,991	52,658	33,108

Cash and Cash Equivalents, end of period	$379,458	$86,069	$379,458

The accompanying notes are an integral part of these financial statement.

Remote Knowledge, Inc.
(A Development Stage Enterprise)
Condensed Statements of Cash Flows
Unaudited

Non-Cash Transactions:
Issuance of common stock for related party debt	$—	$—	$888,832
Issuance of common stock for debt	$—	$—	$1,157,114
Issuance of common stock for assets	$—	$—	$8,000
Conversion of accounts payable to notes payable	$—	$—	$766,484
Conversion of notes payable to equity	$—	$—	$4,201,000
Contribution of capital by shareholders for financing costs	$—	$—	$1,188,432
Issuance of common stock upon conversion of Series A preferred stock	$—	$404,202	$1,507,419
Issuance of common stock upon conversion of Series B preferred stock	$1,233,333	$—	$6,327,333
Issuance of common stock upon conversion of mandatory redeemable preferred stock classified as debt	$—	$—	$20,000
Reclassification of mandatorily redeemable preferred stock to equity	$—	$—	$5,534,000
Effective dividend from amortization of discount related to beneficial conversion of mandatory redeemable Series A preferred stock	$—	$—	$5,554,000
Warrants issued for release of redemption provision of Series A preferred stock	$—	$—	$1,291,912
Effective dividend from amortization of discount related to beneficial conversion of Series B preferred stock and warrants	$11,692	$2,267,000	$11,023,885
Reclassification of demo units from inventory to fixed assets	$—	$—	$77,475
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$152,000	$35,561	$332,732
The accompanying notes are an integral part of these financial statement.

Note 1 — Basis of Presentation
The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements and notes should be read in conjunction with financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly, in all material respects, the financial position of the Company, as of June 30, 2006, and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.
Note 2 — Significant Accounting Policies
Share-Based Compensation – Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123(R) “Share-Based Payment-Revised 2004” (“SFAS 123(R)”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the quarter and six month period ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.
The adoption of SFAS 123(R) resulted in stock compensation expense for the quarter and six month period ended June 30, 2006 of $43,878 and $1,521,524, respectively. This expense reduced basic and diluted earnings per share by less than $0.01 and $0.11 for the quarter and six month period ended June 30, 2006, respectively, compared to reported basic and diluted earnings per share of $0.08 and $0.30, respectively. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it more likely than not that the related deferred tax assets, which would have been reduced by a full valuation allowance, will not be realized.
The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending June 30, 2006 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending June 30, 2006 for the expected option term. The expected option term was calculated using the “simplified” method permitted by SAB 107.
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
Pro-Forma Stock Compensation Expense for the Quarter and Six Month Period Ended June 30, 2005
For the quarter and six month period ended June 30, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25. Since all options granted during the quarter and six month period ended June 30, 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recognized. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by Statement of Financial Accounting Standard 148, our net loss and net loss per share would have been reduced to the following pro-forma amounts:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net loss attributable to common shares	$(2,604,703)	$(5,309,782)
Deduct: Stock-based employee compensation expense, determined under fair value method for all awards	(76,707)	(174,373)

Pro forma net loss	$(2,681,410)	$(5,484,155)

Loss per share — basic and diluted, as reported	$(0.35)	$(0.75)

Loss per share — basic and diluted, as adjusted	$(0.36)	$(0.77)

Pro-forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro-forma stock compensation expense presented above for the prior quarter and six month period ended June 30, 2005 under SFAS 123 and the stock compensation expense recognized during the current quarter and six month period ended June 30, 2006 under SFAS 123(R) are not directly comparable. In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative quarterly results have not been restated.
Stock Options as of the Quarterly Period Ended June 30, 2006
The Company has two stock incentive plans under which incentive stock options and non-qualified stock options have been, or may be, granted primarily to key employees and non-employee members of the Board of Directors.
•	Under the 2004 Incentive Stock Option Plan, employees providing material services to the Company or any subsidiary of the Company may be awarded options.

•	Under the 2004 Stock Option Plan, employees, Directors of and consultants to the Company and its affiliates may be awarded options.
The Board of Directors reserved shares from the Company’s un-issued but authorized shares for issuance upon exercise of options under these two plans.
The following table summarizes stock options outstanding and changes during the quarterly periods ended March 31, 2006 and June 30, 2006:

			Weighted Average
		Weighted	Remaining
		Average	Contractual Term	Aggregate Intrinsic
	Number of Shares	Exercise Price	(in years)	Value
Options outstanding at January 1, 2006	3,675,000	$0.99
Granted	3,750,000	0.50
Exercised	(0)	0.00
Canceled or forfeited	(590,000)	1.00

Options outstanding at March 31, 2006	6,835,000	$0.72	6.10	$0
Granted	100,000	0.35
Exercised	(0)	0.00
Canceled or forfeited	(0)	0.00

Options outstanding at June 30, 2006	6,935,000	$0.71	5.83	$0

Options exercisable at June 30, 2006	6,228,333	$0.72	5.46	$1,121,100

Intrinsic value is the excess of the market price over the exercise price on June 30, 2006, of all options. There were no options exercised during the quarter or six month period ended June 30, 2006. Shares available for grant under the Plans as of June 30, 2006 were 4,065,000.
Stock options outstanding and currently exercisable at June 30, 2006 are as follows:

		Weighted Average
	Number of Options	Contractual Life	Weighted Average	Number of Options	Weighted Average
Exercise prices	Outstanding	(in years)	Exercise price	Exercisable	Exercise Price
$0.35	100,000	4.55		0
0.45	240,000	9.45		65,000
0.50	3,870,000	4.88		3,780,000
0.80	375,000	8.40		175,000
1.00	1,850,000	6.35		1,775,000
1.10	150,000	8.10		83,333
1.60	350,000	7.78		350,000

	6,935,000	6.10	$0.71	6,228,333	$0.72

Total estimated unrecognized compensation cost from unvested stock options as of June 30, 2006 was approximately $109,000, which is expected to be recognized over a weighted average period of approximately 1.72 years.
Compensation expense is measured as the fair value of the options, as of the grant date, calculated using the Black-Scholes option pricing method with the following assumptions:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Weighted average grant date fair value	$0.31	NA	$0.38	NA
Weighed average assumptions used:
Volatility	161%	NA	147%	NA
Expected option term	3 1/2 years	NA	2 1/2 years	NA
Risk-free interest rate	4.3%	NA	4.8%	NA
Expected dividend yield	0%	NA	0%	NA

Intrinsic value of options exercised or converted	$0	NA	$0	NA
Fair value of shares vested	$91,050	NA	$1,633,600	NA
Modifications of Stock Options Granted
There were no modifications of stock options previously granted.
Note 3 — Notes Payable
In August 2005, several affiliated shareholders agreed to provide $3.6 million of funds to the Company over a period from August 2005 through May 2006 in the form of secured notes bearing interest at 5% per year for three years. The notes are secured by the Company’s intellectual property. The notes are convertible into common stock at a conversion price of $0.75 per share. Warrants, due February 28, 2011, to purchase 14,400,000 shares of common stock at $0.75 per share were also issued to the note holders. As of June 30, 2006 the Company has received all of the funds to be provided. The Company used the Black-Scholes pricing model to value the warrants using the following assumptions: proceeds as set forth in the note payable; closing stock price as of the date of the note; no expected dividend yield; expected volatility of 187%; risk free interest rate of 3.93%; and an expected life of 4 years. The fair value of the warrants was recorded as a debt discount to be amortized as interest expense over the three year life of the notes. The unamortized portion of the debt discount was $2,093,808 at June 30, 2006. Based on EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company determined the relative fair value of the warrants and the debt, using the Black-Scholes pricing model and the same assumptions above, to calculate a beneficial conversion amount of $946,092, based on the effective conversion price of the debt compared to the stock price on the date of the note. However, the receipt of the funds occurred over a ten month period. Therefore the Company recognized interest expense, related to the beneficial conversion, in direct proportion to the percentage of funds received. Through the first quarter of 2006 the Company had recognized $747,675 (79% of the $946,092) as we had received $2,845,000 (79% of the $3,600,000 note) of interest expense. In May 2006, the Company received the final $755,000 of the $3,600,000 and began amortizing the remaining $198,417 of the discount, related to the beneficial conversion, over the remaining life of the note.
In March 2006, the Company received $800,000 in cash from an affiliated party and executed a promissory note due June 15, 2006. The note accrues no interest on the outstanding principal balance, however, three other affiliated shareholders transferred 400,000 shares of common stock to the note holder in lieu of interest and guaranteed payment of the note. The same three affiliated shareholders also executed a “Put Agreement” with the note holder whereby the note holder may elect to cause the three affiliated shareholders to purchase all or a portion of the 400,000 shares of common stock at any time after June 16, 2006 but not later than March 16, 2007 for an amount equal to $0.50 per share. Per Staff Accounting Bulletin 107 (“SAB 107”) Topic 5.T. the Company recognized a debt discount of $200,000, which represents 400,000 shares times $0.50 per share, which will be amortized using the straight line method over the life of the note. The straight line method does not materially differ from the effective interest method. This note was repaid in May 2006.
In April 2006, the Company received $200,000 in cash from a non-affiliated party and executed a promissory note due June 30, 2006. The note accrues no interest on the outstanding principal balance, however, three affiliated shareholders transferred 100,000 shares of common stock to the note holder in lieu of interest and guaranteed payment of the note. The same three affiliated shareholders also executed a “Put Agreement” with the note holder whereby the note holder may elect to cause the three affiliated shareholders to purchase all or a portion of the 100,000 shares of common stock at any time after June 30, 2006 but not later than March 31, 2007 for an amount equal to $0.50 per share. Per SAB 107 Topic 5.T. the Company recognized a debt discount of $50,000, which represents 100,000 shares times $0.50 per share, which will be amortized using the straight line method over the life of the note. The straight line method does not materially differ from the effective interest method. The note was repaid in June 2006.
In May 2006, the Company received $750,000 in cash from an affiliated party and executed a promissory note due November 27, 2006. The note is secured by 2,250,000 shares of common stock of three other affiliated shareholders. In lieu of interest, these affiliated shareholders transferred 250,000 shares of common stock to the note holder. The principal is due on November 27, 2006. If the Company defaults, the affiliated shareholders must transfer 83,333 shares of common stock, per month, until the principal is repaid. Per SAB 107 Topic 5.T. the Company recognized a debt discount of $175,000, which will be amortized using the straight line method over the life of the note. The straight line method does not materially differ from the effective interest method.
In May 2006, the Company received $750,000 in cash from a non-affiliated party and executed a promissory note due November 27, 2006. The note is secured by 2,250,000 shares of common stock of three affiliated shareholders. In lieu of interest, these affiliated shareholders transferred 250,000 shares of common stock to the note holder. The principal is due on November 27, 2006. If the Company defaults, the affiliated shareholders must transfer 83,333 shares of common stock, per month, until the principal is repaid. Per SAB 107 Topic 5.T. the Company recognized a debt discount of $175,000, which will be amortized using the straight line method over the life of the note. The straight line method does not materially differ from the effective interest method.
In June 2006, the Company executed a release of a promissory note with Lockheed Martin Services, Inc. d/b/a Lockheed Martin Space Operations (“Lockheed”). The note was issued on June 29, 2005 in the principal amount of $515,742.92 with a maturity date of June 30, 2006. On June 30, 2006, the Company executed a new promissory note with Lockheed in the amount of $445,000 with interest accruing at the annual rate of 6%. The new note will mature and become payable on December 31, 2006. The note is collateralized by the vendor’s work product and the equipment in the Company’s data center.

Note 4 — Net Loss Per Share
Loss per share (LPS) is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted LPS is based on the weighted-average number of shares of common stock outstanding for the period plus dilutive common stock equivalents, warrants and options, outstanding at the end of the period. Common stock equivalents of 73,902,217 and 59,243,512 for the three and six-month periods ended June 30, 2006, and 2005, respectively, have been excluded from the calculation of weighted-average shares for purposes of calculating diluted loss per share, as such inclusion is anti-dilutive.
Note 5 — Debt Forgiveness
During the quarter ended June 30, 2006, the Company wrote off approximately $300,000 related to numerous vendor debts. In addition, the Company recorded approximately $10,000 of debt forgiveness related to several settlements.
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
OVERVIEW AND COMPANY STATUS
Remote Knowledge, Inc. is a Houston, Texas based company that develops, delivers and supports the Company’s proprietary in motion and fixed communications platforms serving the consumer marine, maritime commercial, recreational vehicle, and oil and gas production markets. The Company’s “Geo Mobile” branded technology provides in motion high speed internet, voice services, data management, email, remote systems monitoring and unique content. The Company’s “LEO” branded technology provides in motion, remote systems monitoring, data management, and text messaging. The Company’s fixed platform satellite communication system is branded “Geo.” The Company also owns a satellite earth station.
Twelve Month Plan of Operation
We have a contract with FLW Outdoors, the fresh water and salt water tournament division of Genmar, to monitor and report numerous types of events as well as boat locations during their tournaments. The contract calls for us to deliver theses services to FLW Outdoors in 2006 with annual renewal options. Most of the 2006 tournament schedule has been completed and our services were completed successfully. The contract has annual base revenue of $71,800.
We have a Memorandum of Understanding (“MOU”) in place with Raymarine, a leading marketer of marine electronics. The MOU covers our GEO Mobile services and under the MOU the parties developed a business plan whereby we will complete development of the GEO Mobile application for marine markets. Raymarine will obtain an exclusive multi-year license to market these services world wide in marine applications. Additionally, the parties have agreed and their respective Boards have approved the terms of an agreement covering each party’s responsibilities and their revenue and cost sharing arrangements under the business plan. We expect to execute a contract within several weeks formalizing these terms. The goal of the plan is that Raymarine would begin marketing the GEO Mobile device in late 2007.
We are also working with Raymarine to undertake a similar MOU and business plan for our LEO system. The MOU contemplates that Raymarine will offer LEO as a vessel optimization tool to OEM’s to be installed with and to work in conjunction with Raymarine electronics. A major OEM has already expressed an interest in having the device installed on certain of its boat lines and the MOU contemplates Raymarine and the Company making a joint proposal to the OEM. Assuming the proposal is accepted the LEO devices would be included in certain of the OEM’s boat lines beginning with the 2007 models.

We also have a MOU with Winegard Company Incorporated (“Winegard”) a leading manufacturer of telemetry products. Under the MOU the parties will seek to establish a business plan and contractual agreement whereby Winegard would market our GEO Mobile services in the RV and class 6-8 truck markets. During the period of the MOU the parties may also determine the viability of selling our GEO in certain markets where they already have a presence such as construction sites, multi-dwelling housing, hotels, office buildings, and medical complexes. We believe Winegard could begin marketing our services in 2007. In addition we have the opportunity to sell certain of their products. These sales, if feasible for us to undertake, could begin prior to 2007.
Revenues from these services will be derived from hardware sales, monthly communications fees, as well as content sales.
Our operations will not be significantly impacted by seasonal fluctuations as our products can be used in a variety of industries throughout the entire year and in addition recurring monthly service contracts are booked evenly throughout the year.
Our marketing initiatives are not designed to produce significant revenues until 2007. Therefore, the Company must raise additional capital to fund its operations until early 2008. The current cash burn rate is approximately $350,000 per month.
Financial Position
Since the inception of our current business plan in 1998, we have financed our operations primarily through private sales of our common stock, preferred stock and short-term notes. As of June 30, 2006, we had approximately $379,000 of cash and cash equivalents and a working capital deficit of $3,700,000.
Our auditors included an explanatory paragraph in their opinion on our financial statements for the year ended December 31, 2005 to state that our losses, working capital deficit and net shareholder deficit at December 31, 2005 raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon receiving the additional capital as described below and achieving profitable operations through the sale of our proprietary technology products. We cannot assure you that we will be able to obtain additional capital or that sales of our LEO, GEO and GEO Mobile products will generate significant profits.
On August 31, 2004 the Company received subscription agreements for 6,000 equity units consisting of one share of Series B preferred stock and warrants to purchase 4,000 shares of common stock at $0.75 per share. The 6,000 units were to be purchased in three tranches; 1,250 units immediately, 2,500 units upon sale of 100 LEO devices and 2,250 units upon sale of 400 more LEO devices. The Company did not achieve the sales threshold to activate the second and third tranche subscriptions and the subscriptions expired under their terms on March 31, 2005. However, through June 30, 2005, the subscribers waived the sales requirements and provided some funds, from time to time, to meet the Company’s current obligations. Through June 30, 2005, $3,767,000 was received in such manner. Series B preferred stock and warrants were issued for such amounts as if the amounts had been received under the subscription agreement. In June the subscribers demanded a different arrangement if they were to provide additional funds. The Company and the subscribers agreed for $3.6 million of funds to be provided over a period from August 2005 through May 2006 in the form of secured notes bearing interest at 5% per year for three years. The notes are convertible into common stock at a conversion price of $0.75 per share and warrants, due February 28, 2011, to purchase 14,400,000 shares of common stock at $0.75 per share were issued to the note holders. All of the $3,600,000 has been received as of June 30, 2006.
On February 13, 2006, a related party advanced the Company $95,000. The Company repaid this amount in March 2006.
In March 2006, the Company received $800,000 in cash from an affiliated party and executed a promissory note in the same amount. The note accrued no interest on the outstanding principal balance. The note was repaid in May 2006. The note was guaranteed by three affiliated shareholders who also transferred 400,000 shares of common stock to the note holder. The three affiliated shareholders also executed a “Put Agreement” with the note holder whereby the note holder may elect to cause the three affiliated shareholders to purchase all or a portion of the 400,000 shares of common stock at any time after June 16, 2006 but not later than March 16, 2007 for an amount equal to $0.50 per share.
In April 2006, the Company received $200,000 in cash from a non-affiliated party and executed a promissory note in the same amount. The note accrued no interest on the outstanding principal balance. The note was repaid in June 2006. The note was guaranteed by three affiliated shareholders who also transferred 100,000 shares of common stock to the note holder. The three affiliated shareholders also executed a “Put Agreement” with the note holder whereby the note holder may elect to cause the three affiliated shareholders to purchase all or a portion of the 100,000 shares of common stock at any time after June 30, 2006 but not later than March 31, 2007 for an amount equal to $0.50 per share.

On May 22, 2006 the Company closed an equity offering of 45 units consisting of one share of Series B Preferred Stock and a warrant, expiring February 28, 2011, to purchase 4,000 shares of common stock at $0.75 per share. Each share of the Series B Preferred stock converts into 1,333 shares of common stock. The cash received from the offering was $45,000.
In May 2006 the Company received $750,000 in cash from an affiliated party and executed a bridge loan promissory note in the same amount. The note accrued no interest on the outstanding principal balance, however, three affiliated shareholders transferred 250,000 shares of common stock, in lieu of interest. The principal is due November 27, 2006. The note will be repaid using the proceeds from an equity offering planned for later this year. If the note is not paid at the due date, the three affiliated shareholders will transfer 83,333 shares of common stock per month, as long as the notes are unpaid, to the holder as additional interest. The note was guaranteed by three affiliated shareholders who also placed 2,250,000 shares of common stock with the note holder to secure the guaranty.
In June 2006 the Company received an additional $750,000 in cash from a non-affiliated party and executed a bridge loan promissory note in the same amount. The note accrued no interest on the outstanding principal balance, however, three affiliated shareholders transferred 250,000 shares of common stock, in lieu of interest. The principal is due November 27, 2006. The note will be repaid using the proceeds from an equity offering planned for later this year. If the note is not paid at the due date, the three affiliated shareholders will transfer 83,333 shares of common stock per month, as long as the notes are unpaid, to the holder as additional interest. The note was guaranteed by three affiliated shareholders who also placed 2,250,000 shares of common stock with the note holder to secure the guaranty.
The Company plans to raise $4 to $5 million in an equity financing before the end of 2006. The terms of the proposed equity financing have not yet been completed, but the Company is negotiating the structure so that the financing would not significantly dilute the existing shareholders. Proceeds from the equity offer are designed to fund the Company operations until early 2008.
Results of Operations
We have had minimal revenues to date, and our expenses have consisted primarily of research and development, sales and marketing and general and administrative expenses, resulting in an operating loss since January 1, 2001 as a development stage company through June 30, 2006 of $38,690,373.
Gross Profit for the second quarter and six months ended June 30, 2006 increased $488 and $2,415, respectively, as compared to the same periods in 2005. The increase mainly relates to the hardware and service revenue associated with the sale of three RK3000 devices sold to customers in Central America and the revenue from the FLW tournaments during the period. Note that the Company is not actively pursuing the RK-3000 market, however, minimal sales do occur from time to time.
Research and development costs have been expensed as they were incurred. Research and development costs for the second quarter of 2006 and the first six months of 2006, as compared with those same periods in 2005, increased $787 and $24,065, respectively, as a result of increased personnel costs due to an employee changing to a full time employee at a substantially higher rate from part time employee at a lower rate essentially offset by elimination of a working agreement of an outside contractor.
Loss on impairment of assets increased $14,672 for the quarter and six months ended June 30, 2006 as the Company wrote off some parts inventory associated with the marine after-market, which we are not currently pursuing.
Professional fees for the second quarter of 2006 increased $53,884 to $86,417, compared to $32,573 for the same period in 2005. During the second quarter of 2006 the Company incurred additional legal expenses pursuing the judgment it was awarded in a lawsuit. For the six month period ended June 30, 2006, professional fees decreased $6,477 to $272,303, compared to $278,780 for the first six months of 2005. This primarily reflects costs incurred during the first quarter of 2005 developing the documentation necessary to comply with the requirements imposed by the Sarbanes-Oxley Act which did not recur in 2006, partly offset by the increased legal costs noted above.
Advertising and promotional fees for the second quarter and six months ended June 30, 2006 increased $36,261 and $66,397, respectively, as compared to the same periods in 2005. The additional costs relate to the Company contracting with an outside party to assist in the development of a marketing strategy for the marine-market somewhat offset by the elimination of trade show costs in 2006 as we elected not to participate in this venue.

General and administrative expenses for the second quarter of 2006 decreased $959,221 to $624,058, compared to $1,583,279 for the same period in 2005. The decrease was mainly attributed to the expense associated with the common shares granted to an employee in 2005 and the lower number of employees in 2006 as compared to 2005. For the six months ended June 30, 2006, general and administrative expenses increased $353,951 from $2,316,782 to $2,670,733 as compared to the same period in 2005. The increase primarily reflects the stock-based compensation expense of approximately $1,500,000 incurred in the first quarter reflecting grants of new stock options and the expense recorded due to the adoption of SFAS 123(R). This amount is somewhat offset by the stock grant of $800,000 to an employee in 2005, not included in 2006; and a decrease in personnel and related costs of approximately $260,000.
Interest expense for the second quarter of 2006 and the first six months of 2006 increased $479,512 and $996,624, respectively, as compared to 2005. The increase primarily relates to the debt discount recorded as part of the $3.6 million of convertible notes mentioned above as well as costs incurred in raising the short term funding.
Debt forgiveness increased $310,807 as the Company wrote off old accounts payable amounts and settled various outstanding amounts.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings — None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Between January 1, 2006 and June 30, 2006, the Company received $1,350,000 relating to secured notes issued to affiliated shareholders. The secured notes bear interest at 5% per year for three years and are convertible into common stock at a conversion price of $0.75 per share. Warrants, due February 28, 2011, to purchase 14,400,000 shares of common stock at $0.75 per share were issued to the noteholders effective August 19, 2005.
On March 14, 2006, the Company received $800,000 from an affiliated party and executed a note. Three other affiliated parties transferred 400,000 shares of common stock to the affiliated party whereby the affiliated party who transferred the money can put the stock to the three other affiliated parties at a price of $0.50 any time after June 16, 2006 but not later than March 16, 2007. The note was repaid on May 10, 2006 using the proceeds of the secured notes described above.
On April 4, 2006, the Company received $200,000 from a non-affiliated party and executed a note. Three affiliated parties transferred 100,000 shares of common stock to the affiliated party whereby the affiliated party who transferred the money can put the stock to the three other affiliated parties at a price of $0.50 any time after June 30, 2006 but not later than March 31, 2007. The note was repaid on June 9, 2006 using the proceeds of the secured notes described above.
On May 24, 2006, the Company received $750,000 from an affiliated party and executed a note due November 27, 2006. Three other affiliated parties transferred 250,000 shares of common stock to the affiliated party as interest. The note is secured by 2,250,000 shares of common stock of three affiliated shareholders
On May 28, 2006, we sold 45 units, consisting of Series B Preferred shares and warrants, to an affiliated party. The units represent the same number of Series B Preferred shares convertible into 1,333 common shares per unit and warrants for each unit to purchase 4,000 shares of common stock at $0.75 per share. The warrants expire on February 28, 2011.
On June 8, 2006, the Company received $750,000 from a non-affiliated party and executed a note due November 27, 2006. Three affiliated parties transferred 250,000 shares of common stock to the affiliated party as interest. The note is secured by 2,250,000 shares of common stock of three affiliated shareholders
All sales were made pursuant to exemption provided by Section 4(2) of the Securities Act of 1933 and Regulation D Rule 506 promulgated thereunder.
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

Item 6. Exhibits.
      The following exhibits are described and furnished as part of this report:

1.	Exhibit 10.1	Summary of Director Compensation

2.	Exhibit 10.2	Guaranteed Promissory Note in the amount of $800,000 payable to Robert D. Duncan

3.	Exhibit 10.3	Put Agreement for 400,000 common shares at $0.50 with Robert D. Duncan

4.	Exhibit 10.4	Guaranteed Promissory Note in the amount of $200,000 payable to Hydie McAlister

5.	Exhibit 10.5	Put Agreement for 100,000 common shares at $0.50 with Hydie McAlister

6.	Exhibit 10.6	Bridge Loan Promissory Note in the amount of $750,000 payable to Robert D. Duncan

7.	Exhibit 10.7	Bridge Loan Promissory Note in the amount of $750,000 payable to John R. Huff

8.	Exhibit 10.8	Subscription Agreement for 45 units (Series B Preferred Stock and warrants) with 6 C Ranches

9.	Exhibit 31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002

10.	Exhibit 31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002

11.	Exhibit 32	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Remote Knowledge, Inc.

	By:	/s/ Randy S. Bayne
Randy S. Bayne
Chief Executive Officer

Date: August 11, 2006	By:	/s/ D. Henry Houston
D. Henry Houston
Chief Financial and Accounting Officer

EXHIBIT TO THE INDEX

1.	Exhibit 10.1	Summary of Director Compensation

2.	Exhibit 10.2	Guaranteed Promissory Note in the amount of $800,000 payable to Robert D. Duncan

3.	Exhibit 10.3	Put Agreement for 400,000 common shares at $0.50 with Robert D. Duncan

4.	Exhibit 10.4	Guaranteed Promissory Note in the amount of $200,000 payable to Hydie McAlister

5.	Exhibit 10.5	Put Agreement for 100,000 common shares at $0.50 with Hydie McAlister

6.	Exhibit 10.6	Bridge Loan Promissory Note in the amount of $750,000 payable to Robert D. Duncan

7.	Exhibit 10.7	Bridge Loan Promissory Note in the amount of $750,000 payable to John R. Huff

8.	Exhibit 10.8	Subscription Agreement for 45 units (Series B Preferred Stock and warrants) with 6 C Ranches

9.	Exhibit 31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002

10.	Exhibit 31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002

11.	Exhibit 32	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002