Form 10QSB
period 2006-09-30
REMOTE KNOWLEDGE INC
filed 2006-11-13
CIK 1059099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006
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
Yes ☐ No ☑
There were 14,719,929 shares of common stock, $.001 par value per share, outstanding as of September 30, 2006.
Transitional Small Business Format (check one); Yes ☐ No ☑

Remote Knowledge, Inc.
INDEX TO QUARTERLY REPORT ON FORM 10-QSB

Page
PART I

Item 1. Financial Statements	3

Item 2. Management's Discussion and Analysis or Plan of Operation	12

Item 3. Controls and Procedures	16

PART II

Item 1. Legal Proceedings	17

Item 2. Unregistered Sales of Equity Securities and Issuance of Notes and Use of Proceeds	17

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 6. Exhibits and Reports on Form 8-K	18

Exhibit 3
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 31.1
Exhibit 31.2
Exhibit 32

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
remote knowledge, inc.
(a development stage enterprise)
Condensed Balance Sheet
unaudited

September 30, 2006
ASSETS
Current Assets
Cash	$7,456
Accounts receivable	4,825
Inventory	89,316
Prepaid and other current assets	114,356

Total current assets	215,953
Property and Equipment, net	434,103

Total assets	$650,056

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable — trade	$327,001
Accrued expenses	2,206,400
Payable to shareholder	127,926
Notes payable — related party — net of discount of $53,703	668,797
Notes payable — net of discount of $140,026	1,526,071

Total current liabilities	4,856,195
Notes payable — related party — long-term, net of discount of $2,004,904	1,595,096

Total liabilities	6,451,291
Shareholders’ Deficit:
Preferred stock — series A, $.001 par value; 15,000 shares authorized; 4,414 shares issued and outstanding	4
Preferred stock — series B, $.001 par value; 13,000 shares authorized; 6,254 shares issued and outstanding	6
Common stock, $.001 par value; 100,000,000 shares authorized; 14,719,929 shares issued and outstanding	14,720
Additional paid-in capital	62,585,180
Deferred compensation	(58,180)
Accumulated deficit	(10,234,380)
Deficit accumulated during development stage	(58,108,585)

Total shareholders’ deficit	(5,801,235)

Total liabilities and shareholders’ deficit	$650,056

The accompanying notes are an integral part of these financial statements.

remote knowledge, inc.
(a development stage enterprise)
unaudited
Condensed Statements of Operations

					Period From
					January 1, 2001
					(inception of
	Three-Month Periods Ended		Nine-Month Periods Ended		development stage)
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2006	2005	2006	2005	2006
Revenues	$7,150	$—	$31,461	$20,172	$82,508
Cost of Goods Sold	9,765	—	31,173	19,684	76,071

Gross Profit	(2,615)	—	288	488	6,437
Operating Costs and Expenses:
Advisory services	—	—	—	—	4,169,146
Research and development	148,761	167,085	429,261	423,520	6,015,283
Loss on impairment of assets	—	—	14,672	—	2,200,247
Professional fees	51,371	70,431	323,674	349,211	2,849,743
Advertising and promotion fees	38,200	109,888	168,076	173,367	1,631,430
General and administrative expenses	741,089	712,131	3,411,822	3,028,913	18,093,661

Total operating costs and expenses	979,421	1,059,535	4,347,505	3,975,011	34,959,510

Loss from Operations	(982,036)	(1,059,535)	(4,347,217)	(3,974,523)	(34,953,073)
Other Expense (Income):
Interest expense	551,221	1,068,541	1,673,516	1,194,212	5,806,096
Amortization of deferred financing costs	—	—	—	—	1,188,432
Interest income	—	—	—	—	(27,420)
Other income	(3,806)	—	(14,195)	(3,075)	(17,270)
Other expense	—	—	—	5,198	12,698
Debt forgiveness	(6,766)	—	(317,573)	—	(1,702,551)

Total other expense (income)	540,649	1,068,541	1,341,748	1,196,335	5,259,985

Net Loss	(1,522,685)	(2,128,076)	(5,688,965)	(5,170,858)	(40,213,058)
Effective Dividend Related to Beneficial Conversion of Series B Preferred Stock	(25,730)	—	(37,422)	(2,267,000)	(11,049,615)

Effective Dividend Related to Beneficial Conversion of Series A Preferred Stock	—	—	—	—	(5,554,000)

Warrants issued for release of redemption provision on preferred stock — series A	—	—	—	—	(1,291,912)

Net Loss Attributable to Common Shares	$(1,548,415)	$(2,128,076)	$(5,726,387)	$(7,437,858)	$(58,108,585)

Net Loss Per Common Share:
BASIC AND DILUTED	$(.11)	$(.26)	$(0.41)	$(0.99)	$(8.37)

Number of Shares Used in Calculating Net Loss Per Common Share:
BASIC AND DILUTED	14,596,120	8,284,897	14,054,317	7,489,114	6,941,429

The accompanying notes are an integral part of these financial statements.

remote knowledge, inc.
(a development stage enterprise)
Condensed Statements of Cash Flows
unaudited

			Period From
			January 1, 2001
			(inception of
			development
	Nine-month Periods Ended		stage) to
	September 30,	September 30,	September 30,
	2006	2005	2006
Cash Flows From Operating Activities:
Net loss	$(5,688,965)	$(5,170,858)	$(40,213,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and discount related to beneficial conversion of convertible debt	1,360,594	987,451	4,495,180
Depreciation	184,390	161,126	876,370
Loss on impairment of fixed assets	—	—	1,564,282
Amortization of deferred financing costs	—	—	1,188,432
Equity issued for services and interest	1,636,343	1,002,653	9,695,343
Provision for loss on inventory	14,672	—	675,001
Debt forgiveness	(317,573)	—	(1,702,551)
Charge off of receivables	—	—	446,414
Changes in assets and liabilities:
Accounts receivable	(925)	(2,439)	(4,825)
Inventory	48,903	(398,535)	(841,792)
Prepaid and other current assets	(3,909)	(94,812)	(81,860)
Accounts payable — trade	(300,602)	180,073	1,202,697
Accrued expenses	(189,415)	(91,816)	1,439,246
Related party payable	—	—	399,259

Net cash used in operating activities	(3,256,487)	(3,427,157)	(20,861,862)
Cash Flows From Investing Activities:
Net additions of fixed assets	(72,178)	(69,633)	(1,003,227)
Related party receivable	—	—	(300,000)

Net cash used in investing activities	(72,178)	(69,633)	(1,303,227)
Cash Flows From Financing Activities:
Payments of notes payable	(1,096,580)	(1,116,822)	(2,521,407)
Capital contributions	—	—	27,900
Proceeds from SMH note payable	—	—	1,500,000
Proceeds from short term note payable	2,950,000	545,000	3,535,000
Proceeds from sale of common stock	—	—	903,800
Proceeds from other notes payable	62,710	178,465	3,350,038
Net proceeds from sale of mandatory redeemable preferred stock	—	—	5,040,033
Net proceeds from sale of series B preferred stock with warrants	145,000	2,259,000	6,784,073
Net proceeds from related party note payable	1,270,000	1,680,000	3,520,000

Net cash provided by financing activities	3,331,130	3,545,643	22,139,437
Net Change in Cash and Cash Equivalents	2,465	48,853	(25,652)

Cash and Cash Equivalents, beginning of period	4,991	52,658	33,108

Cash and Cash Equivalents, end of period	$7,456	$101,511	$7,456

(Continued)

			Period From
			January 1, 2001
			(inception of
			development
	Nine-month Periods Ended		stage) to
	September 30,	September 30,	September 30,
	2006	2005	2006
Non-Cash Transactions:
Issuance of common stock for related party debt	$—	$—	$888,832
Issuance of common stock for debt	$—	$—	$1,157,114
Issuance of common stock for assets	$—	$—	$8,000
Conversion of accounts payable to notes payable	$—	$—	$766,484
Conversion of notes payable to equity	$—	$—	$4,201,000
Contribution of capital by shareholders for financing costs	$—	$—	$1,188,432
Issuance of common stock (0 shares; 488,244 shares; and 1,507,419 shares, respectively) upon conversion of Series A preferred stock	$—	$488	$1,507
Issuance of common stock (1,473,332 shares; 1,598,000 shares; and 6,567,332 shares, respectively) upon conversion of Series B preferred stock	$1,473	$1,598	$6,567
Issuance of common stock upon conversion of mandatorily redeemable preferred stock classified as debt	$—	$—	$20,000
Reclassification of mandatory redeemable preferred stock to equity	$—	$—	$5,534,000
Discount related to beneficial conversion of mandatory redeemable Series A preferred stock	$—	$—	$5,554,000
Warrants issued for release of redemption provision of Series A preferred stock	$—	$—	$1,291,912
Discount related to beneficial conversion of Series B preferred stock and warrants	$37,422	$2,267,000	$11,049,615
Reclassification of demo units from inventory to fixed assets	$—	$—	$77,475
Discount related to stock issued as interest on notes payable	$2,070,000	$—	$2,070,000
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$190,323	$52,480	$371,055
The accompanying notes are an integral part of these financial statements.

DRAFT
Remote Knowledge, Inc.
Notes To Condensed Financial Statements
Note 1 — Basis of Presentation
The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements and notes should be read in conjunction with financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments necessary to present fairly, in all material respects, the financial position of the Company, as of September 30, 2006, and the results of its operations and cash flows for the three and nine-month periods then ended and for the three and nine-month periods ended September 30, 2005, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.
Note 2 — Significant Accounting Policies
Share-Based Compensation — Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123(R) “Share-Based Payment-Revised 2004” (“SFAS 123(R)”) using the modified prospective transition method. In addition, the SEC issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the quarter and nine month period ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.
The adoption of SFAS 123(R) resulted in stock compensation expense for the quarter and nine month periods ended September 30, 2006 of $59,586 and $1,581,111, respectively. This expense reduced basic and diluted loss per common share by less than $0.01 and $0.11 for the quarter and nine month period ended September 30, 2006, respectively, compared to reported basic and diluted loss per common share of $0.11 and $0.41, respectively. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it more likely than not that the related deferred tax assets, which would have been reduced by a full valuation allowance, will not be realized.
The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending September 30, 2006 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending September 30, 2006 for the expected option term. The expected option term was calculated using the “simplified” method permitted by SAB 107.
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
Pro-Forma Stock Compensation Expense for the Quarter and Nine Month Period Ended September 30, 2005
For the quarter and nine month period ended September 30, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25. Since all options granted during the quarter and nine month periods ended September 30, 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recognized. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by Statement of Financial Accounting Standard 148, our net loss and net loss per share would have been reduced to the following pro-forma amounts:

Remote Knowledge, Inc.
Notes To Condensed Financial Statements

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss attributable to common shareholders as reported	$(2,128,076)	$(7,437,858)
Add: Stock-based employee compensation included in reported net loss	5,441	816,323
Deduct: Stock-based employee compensation expense, determined under fair value method for all awards	(63,914)	(1,038,286)

Net loss — pro-forma	$(2,186,549)	$(7,659,821)

Loss per share — basic and diluted, as reported	$(0.26)	$(0.99)

Loss per share — basic and diluted, pro-forma	$(0.26)	$(1.02)

The Company used the Black-Scholes option pricing model to value stock options using the following assumptions: proceeds as set forth in the option agreements; no expected dividend yield; expected volatility ranging from 157% to 301%; risk-free interest rates ranging from 3.1% to 5.0%; and expected lives of 3 - 8 years.
In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative quarterly results have not been restated.
Stock Options as of the Quarterly Period Ended September 30, 2006
The Company has two stock incentive plans under which incentive stock options and non-qualified stock options have been, or may be, granted primarily to key employees and non-employee members of the Board of Directors.
•	Under the 2004 Incentive Stock Option Plan, employees providing material services to the Company or any subsidiary of the Company may be awarded options.

•
Effective September 7, 2006, the Board of Directors established the Omnibus Stock and Incentive Compensation Plan 2006 to replace the 2004 Stock Option Plan. The new plan permits the grant of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and performance units and is available to Directors, employees and agents of the Company.

The Board of Directors reserved shares from the Company’s un-issued but authorized shares for issuance upon exercise of stock options under these two plans.
The following table summarizes stock options outstanding and changes during the quarterly periods ended March 31, 2006, June 30, 2006, and September 30, 2006:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Number of Shares	Price	(in years)	Value
Options outstanding at January 1, 2006	3,675,000	$0.99
Granted	3,750,000	0.50
Exercised	(0)	0.00
Canceled or forfeited	(590,000)	1.00

Options outstanding at March 31, 2006	6,835,000	$0.72	6.10
Granted	100,000	0.35
Exercised	(0)	0.00
Canceled or forfeited	(0)	0.00

Options outstanding at June 30, 2006	6,935,000	$0.71	5.83
Granted	120,000	0.90
Exercised	(0)	0.00
Canceled or forfeited	(0)	0.00

Options outstanding at September 30, 2006	7,055,000	$0.72	5.57	$0

Options exercisable at September 30, 2006	6,296,666	$0.72	5.19	$0

Remote Knowledge, Inc.
Notes To Condensed Financial Statements
Intrinsic value is the difference between the exercise price and the market price on September 30, 2006, of all options. There were no options exercised during the quarter or nine month period ended September 30, 2006. Shares available for grant under the Plans as of September 30, 2006 were 3,945,000.
Stock options outstanding and currently exercisable at September 30, 2006 are as follows:

		Weighted	Weighted		Weighted
	Number of	Average	Average	Number of	Average
	Options	Contractual	Exercise	Options	Exercise
Exercise prices	Outstanding	Life (in years)	price	Exercisable	Price
$0.35	100,000	4.30		0
0.45	240,000	9.20		65,000
0.50	3,870,000	4.63		3,790,000
0.80	375,000	8.15		200,000
0.90	120,000	4.86		0
1.00	1,850,000	6.09		1,775,000
1.10	150,000	7.85		116,666
1.60	350,000	7.52		350,000

	7,055,000	5.57	$0.72	6,296,666	$0.72

Total estimated unrecognized compensation cost from unvested stock options as of September 30, 2006 was approximately $220,000, which is expected to be recognized over a weighted average period of approximately 2 years.
Compensation expense is measured as the fair value of the options, as of the grant date, calculated using the Black-Scholes option pricing method with the following assumptions:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Weighted average grant date fair value	$0.83	NA	$0.40	NA
Weighed average assumptions used:
Volatility	185%	NA	149%	NA
Expected option term	3 1/2 years	NA	2 1/2 years	NA
Risk-free interest rate	4.9%	NA	4.8%	NA
Expected dividend yield	0%	NA	0%	NA
Intrinsic value of options exercised or converted	$0	NA	$0	NA
Modifications of Stock Options Granted
There were no modifications of stock options previously granted.
Restricted Stock
Under the Omnibus Stock and Incentive Compensation Plan 2006 established by the Board of Directors on September 7, 2006, the Company granted 120,000 shares of restricted stock on the same date. The value of the restricted stock grant was $0.57 per share based on the closing price of the Company’s common stock on the date of the grant. The shares will vest at a rate of 10,000 per month beginning on January 31, 2007. In accordance with SFAS 123(R), the Company calculated the compensation cost related to the restricted stock based on the stock price on the date of grant and will record compensation expense over the restriction period. As of September 30, 2006, there was approximately $60,000 of unrecorded compensation cost related to the restricted stock grant.

Remote Knowledge, Inc.
Notes To Condensed Financial Statements
Note 3 — Notes Payable
In August 2005, several shareholders agreed to provide $3.6 million of funds to the Company over a period from August 2005 through May 2006 in the form of secured notes bearing interest at 5% per year for three years. The notes are secured by the Company’s intellectual property and its satellite earth station. The notes are convertible into common stock at a conversion price of $0.75 per share. Warrants, expiring February 28, 2011, to purchase 14,400,000 shares of common stock at $0.75 per share were also issued to the note holders. The Company used the Black-Scholes pricing model to value the warrants using the following assumptions: proceeds as set forth in the note payable; closing stock price as of the date of the note; no expected dividend yield; expected volatility of 187%; risk free interest rate of 3.93%; and an expected life of 4 years. The fair value of the warrants was recorded as a debt discount to be amortized as interest expense over the three year life of the notes. The unamortized portion of the debt discount was $1,841,344 at September 30, 2006. Based on EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company determined the relative fair value of the warrants and the debt, using the Black-Scholes pricing model and the same assumptions above, to calculate a beneficial conversion amount of $946,092, based on the effective conversion price of the debt compared to the stock price on the date of the note. However, the receipt of the funds occurred over a ten month period. Therefore the Company recognized interest expense, related to the beneficial conversion, in direct proportion to the percentage of funds received. Through the first quarter of 2006 the Company had recognized $747,675 (79% of the $946,092) of interest expense as we had received $2,845,000 (79% of the $3,600,000 note). In May 2006, the Company received the final $755,000 of the $3,600,000 and began amortizing the remaining $198,417 of the discount, related to the beneficial conversion, over the remaining life of the note. The amount of discount amortization under the straight line method does not materially differ from the effective interest method.
In March 2006, the Company received $800,000 in cash from an affiliated party and executed a promissory note due June 15, 2006. The note accrues no interest on the outstanding principal balance, however, three other affiliated shareholders transferred 400,000 shares of common stock to the note holder in lieu of interest and guaranteed payment of the note. The same three affiliated shareholders also executed a “Put Agreement” with the note holder whereby the note holder may elect to cause the three affiliated shareholders to purchase all or a portion of the 400,000 shares of common stock at any time after June 16, 2006 but not later than March 16, 2007 for an amount equal to $0.50 per share. The Company recognized a debt discount of $200,000, which represented 400,000 shares times $0.50 per share, which was amortized using the straight line method over the life of the note. This note was repaid in May 2006.
In April 2006, the Company received $200,000 in cash from a non-affiliated party and executed a promissory note due June 30, 2006. The note accrued no interest on the outstanding principal balance, however, three affiliated shareholders transferred 100,000 shares of common stock to the note holder in lieu of interest and guaranteed payment of the note. The same three affiliated shareholders also executed a “Put Agreement” with the note holder whereby the note holder may elect to cause the three affiliated shareholders to purchase all or a portion of the 100,000 shares of common stock at any time after June 30, 2006 but not later than March 31, 2007 for an amount equal to $0.50 per share. The Company recognized a debt discount of $50,000, which represented 100,000 shares times $0.50 per share, which was amortized using the straight line method over the life of the note. The note was repaid in June 2006.
In May 2006, the Company received $750,000 in cash from an affiliated party and executed a promissory note due November 27, 2006. The note is secured by 2,250,000 shares of common stock of three other affiliated shareholders. In lieu of interest, these affiliated shareholders transferred 250,000 shares of common stock to the note holder. The principal is due on November 27, 2006. If the Company defaults, the affiliated shareholders must transfer an additional 83,333 shares of common stock, per month, until the principal is repaid. The Company recognized a debt discount of $175,000, which is being amortized using the straight line method over the life of the note. The amount of discount amortization under the straight line method does not materially differ from the effective interest method.
In June 2006, the Company received $750,000 in cash from a non-affiliated party and executed a promissory note due November 27, 2006. The note is secured by 2,250,000 shares of common stock of three affiliated shareholders. In lieu of interest, these affiliated shareholders transferred 250,000 shares of common stock to the note holder. The principal is due on November 27, 2006. If the Company defaults, the affiliated shareholders must transfer an additional 83,333 shares of common stock, per month, until the principal is repaid. The Company recognized a debt discount of $175,000, which is being amortized using the straight line method over the life of the note. The amount of discount amortization under the straight line method does not materially differ from the effective interest method.
In June 2006, the Company executed a release of a promissory note with Lockheed Martin Services, Inc. d/b/a Lockheed Martin Space Operations (“Lockheed”). The note was issued on June 29, 2005 in the principal amount of $515,742 with a maturity date of June 30, 2006. On June 30, 2006, the Company executed a new promissory note with Lockheed in the amount of $445,000 with interest accruing at the annual rate of 6%. The new note will mature and become payable on December 31, 2006. The note is collateralized by the vendor’s work product and the equipment in the Company’s data center.

Remote Knowledge, Inc.
Notes To Condensed Financial Statements
In July 2006, the Company received $250,000 in cash from a non-affiliated party and executed a promissory note due January 31, 2007. The note is secured by 750,000 shares of common stock of three affiliated shareholders. In lieu of interest, these affiliated shareholders transferred 83,333 shares of common stock to the note holder. If the Company defaults, the affiliated shareholders must transfer an additional 27,778 shares of common stock, per month, until the principal is repaid. The Company recognized a debt discount of $83,333, which will be amortized using the straight line method over the life of the note. The amount of discount amortization under the straight line method does not materially differ from the effective interest method.
In September 2006, the Company received $200,000 in cash from a non-affiliated party and executed a promissory note due March 15, 2007. The note is secured by 600,000 shares of common stock of two affiliated shareholders. In lieu of interest, these affiliated shareholders transferred 66,667 shares of common stock to the note holder. The principal is due on March 15, 2007. If the Company defaults, the affiliated shareholders must transfer an additional 22,222 shares of common stock, per month, until the principal is repaid. The Company recognized a debt discount of $36,667, which will be amortized using the straight line method over the life of the note. The amount of discount amortization under the straight line method does not materially differ from the effective interest method.
Note 4 — Net Loss Per Common Share
Loss per common share (LPS) is computed by dividing the net loss attributable to common stockholders for the period by the weighted-average number of common shares outstanding for the period. Diluted LPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents, warrants and options, outstanding at the end of the period. Common stock equivalents of 74,383,950 and 62,133,511 for the quarters and nine-month periods ended September 30, 2006, and 2005, respectively, have been excluded from the calculation of weighted-average shares for purposes of calculating diluted loss per share, as such inclusion is anti-dilutive.
Note 5 — Debt Forgiveness
During the nine month period ended September 30, 2006, the Company wrote off approximately $300,000 related to numerous vendor debts. In addition, the Company recorded approximately $20,000 of debt forgiveness related to several settlements.

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
Twelve Month Plan of Operation
We have a contract with FLW Outdoors, the fresh water and salt water tournament division of Genmar, to monitor and report numerous types of events as well as boat locations during their tournaments. The contract calls for us to deliver these services to FLW Outdoors in 2006 with annual renewal options. The 2006 tournament schedule has been completed and our services were completed successfully.
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
We also have a MOU with Winegard Company Incorporated (“Winegard”) a leading manufacturer of telemetry products. Under the MOU the parties were to seek to establish a business plan and contractual agreement whereby Winegard would market our GEO Mobile services in the RV and class 6-8 truck markets. The MOU will expire by its term on November 17, 2006 as no work has been undertaken to establish the contemplated business plan.
Revenues from these services will be derived from hardware sales, monthly communications fees, as well as content sales.
Our operations will not be significantly impacted by seasonal fluctuations as our products can be used in a variety of industries throughout the entire year and in addition recurring monthly service contracts are booked evenly throughout the year.
Our marketing initiatives are not designed to produce significant revenues until early 2008. Therefore, the Company must raise additional capital to fund its operations until late 2008. The current cash burn rate is approximately $350,000 per month.

Financial Position
Since the inception of our current business plan in 1998, we have financed our operations primarily through private sales of our common stock, preferred stock and short-term notes. As of September 30, 2006, we had approximately $7,000 of cash and cash equivalents and a working capital deficit of $4,640,000.
Our auditors included an explanatory paragraph in their opinion on our financial statements for the year ended December 31, 2005 to state that our losses, working capital deficit and shareholders’ deficit at December 31, 2005 raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon receiving the additional capital as described below and achieving profitable operations through the sale of our proprietary technology products. We cannot assure you that we will be able to obtain additional capital or that sales of our LEO, GEO and GEO Mobile products will generate significant profits.
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
In April 2006, the Company received $200,000 in cash and executed a promissory note in the same amount. The note accrued no interest on the outstanding principal balance. The note was repaid in June 2006. The note was guaranteed by three affiliated shareholders who also transferred 100,000 shares of common stock to the note holder. The three affiliated shareholders also executed a “Put Agreement” with the note holder whereby the note holder may elect to cause the three affiliated shareholders to purchase all or a portion of the 100,000 shares of common stock at any time after June 30, 2006 but not later than March 31, 2007 for an amount equal to $0.50 per share.
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

On July 10, 2006 the Company closed an equity offering of 100 Series B units. Each unit consists of one share of Series B Preferred Stock and a warrant, expiring February 28, 2011, to purchase 4,000 shares of common stock at $0.75 per share. Each share of the Series B Preferred stock converts into 1,333 shares of common stock. The cash received from the offering was $100,000.
In July 2006 the Company received $250,000 in cash from a non-affiliated party and executed a bridge loan promissory note in the same amount. The note accrued no interest on the outstanding principal balance, however, three affiliated shareholders transferred 83,333 shares of common stock, in lieu of interest. The principal is due January 31, 2007. The note will be repaid using the proceeds from an equity offering planned for later this year. If the note is not paid at the due date, the three affiliated shareholders will transfer 27,778 shares of common stock per month, as long as the notes are unpaid, to the holder as additional interest. The note was guaranteed by three affiliated shareholders who also placed 750,000 shares of common stock with the note holder to secure the guaranty.
In September 2006 the Company received $200,000 in cash from a non-affiliated party and executed a bridge loan promissory note in the same amount. The note accrued no interest on the outstanding principal balance, however, two affiliated shareholders transferred 66,667 shares of common stock, in lieu of interest. The principal is due March 15, 2007. The note will be repaid using the proceeds from an equity offering planned for later this year. If the note is not paid at the due date, the two affiliated shareholders will transfer 22,222 shares of common stock per month, as long as the notes are unpaid, to the holder as additional interest. The note was guaranteed by three affiliated shareholders who also placed 600,000 shares of common stock with the note holder to secure the guaranty.
The Company plans to raise approximately $10 million in an equity financing before the end of 2006 and in early 2007. The terms of the proposed equity financing have not yet been completed. Proceeds from the equity offer are designed to fund the Company operations until late 2008.
Results of Operations
We have had minimal revenues to date, and our expenses have consisted primarily of research and development, sales and marketing and general and administrative expenses, resulting in a cumulative net loss since January 1, 2001 as a development stage company through September, 2006 of $40,213,058.
Research and development costs have been expensed as they were incurred. Research and development costs for the third quarter of 2006 decreased $18,324 to $148,761, compared to $167,085 for the same period in 2005. In 2005 the Company incurred about $40,000 of expenses related to the development of products and various part time employment which did not recur in 2006. This amount is somewhat offset by the addition of three new employees at various times during the third quarter of 2006. For the nine months ended September 30, 2006, research and development expense was essentially unchanged compared to the same period in 2005.
Loss on impairment of assets of $14,672 resulted for the nine months ended September 30, 2006 as the Company wrote off some parts inventory associated with the RK3000 unit for use in the marine after-market, which we are not currently pursuing.
Professional fees for the third quarter and nine months ended September 30, 2006 decreased $19,060 and $25,537, respectively, as compared to the same periods in 2005. This decrease primarily reflects costs incurred during the first quarter of 2005 developing the documentation necessary to comply with the requirements imposed by the Sarbanes-Oxley Act which did not recur in 2006 and lower legal expenses. The legal expenses incurred in 2006 are in regard to pursuing a judgment awarded to us in a 2005 lawsuit as opposed to preparing for the lawsuit in 2005; thus, they are less in 2006 as compared to 2005.
Advertising and promotional fees for the third quarter and nine months ended September 30, 2006 decreased $71,688 and $5,291, respectively, as compared to the same periods in 2005. The reduction in cost relates to the Company doing less to promote the marine after-market in 2006. The Company is still using an outside party to assist in the development of a marketing strategy.
General and administrative expenses for the third quarter and nine months ended September 30, 2006 increased $28,958 and $382,909, respectively, as compared to the same periods in 2005. The increase primarily reflects the additional $700,000 of stock-based compensation expense required due to the adoption of SFAS 123(R) on January 1, 2006. As a result, the Company has recognized approximately $1,600,000 in stock-based compensation expense in 2006 compared to approximately $900,000 in 2005. All stock-based compensation issued in 2006 has been issued to employees or board members at current market prices (i.e. not “in the money”). The 2005 stock-based compensation mainly reflects the stock grant of $800,000 to an employee. In addition the Company has incurred various recruiting fees associated with the hiring of new employees needed to support the development of products. In late 2005 the Company made an effort to reduce overall general and administrative expenses. This effort has lead to an approximately $300,000 decrease in non stock-compensation related expenses and is mainly the result of reduced headcount and related expenses; a reduction in insurance costs; and a reduction in travel expense as the Company has focused its attention on certain markets.
Interest expense for the third quarter of 2006 decreased $517,320 to $551,221 compared to $1,068,541 for the same period in 2005. The change resulted from a decrease of approximately $450,000 related to the short-term financings that were repaid in the third quarter of 2005 and a decrease of approximately $260,000 related to the $3,600,000 convertible note on which a substantial part of the beneficial conversion amount was expensed as interest upon issuance of the notes in the third quarter of 2005. These decreases were partly offset by an increase of approximately $190,000 related to bridge loans issued during the latter part of the second quarter and during the third quarter of 2006. For the nine month period ended September 30, 2006 interest expense increased $479,304 to $1,673,516 compared to $1,194,212 in 2005. This change resulted from an increase of approximately $690,000 related to the bridge loans put in place in 2006 plus approximately $360,000 for the convertible notes issued in 2005 which were outstanding for nine months in 2006 as compared to only a few months during the same period in 2005. These amounts were offset by a decrease of approximately $470,000 related to short-term financings put in place and repaid during 2005 and approximately $100,000 related to interest charges in early 2005 from notes issued prior to 2005 but not outstanding in 2006.
Debt forgiveness of $317,573 resulted for the nine months ended September 30, 2006 as the Company wrote off old accounts payable and settled various outstanding amounts.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings — None
Item 2. Unregistered Sales of Equity Securities and Issuance of Notes and Use of Proceeds.
Between January 1, 2006 and May 2006, the Company received $1,350,000 relating to secured notes issued to affiliated shareholders. The secured notes bear interest at 5% per year for three years and are convertible into common stock at a conversion price of $0.75 per share. Warrants, expiring February 28, 2011, to purchase 14,400,000 shares of common stock at $0.75 per share were issued to the noteholders effective August 19, 2005.
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
On June 8, 2006, the Company received $750,000 from a non-affiliated party and executed a note due November 27, 2006. Three affiliated parties transferred 250,000 shares of common stock to the non-affiliated party as interest. The note is secured by 2,250,000 shares of common stock of three affiliated shareholders.
On July 10, 2006, we sold 100 units, consisting of Series B Preferred shares and warrants. The units represent the same number of Series B Preferred shares convertible into 1,333 common shares per unit and warrants for each unit to purchase 4,000 shares of common stock at $0.75 per share. The warrants expire on February 28, 2011.
On July 28, 2006, the Company received $250,000 from a non-affiliated party and executed a note due January 31, 2007. Three affiliated parties transferred 83,333 shares of common stock to the non-affiliated party as interest. The note is secured by 750,000 shares of common stock of three affiliated shareholders.
On September 11, 2006, the Company received $200,000 from a non-affiliated party and executed a note due March 15, 2007. Two affiliated parties transferred 66,667 shares of common stock to the non-affiliated party as interest. The note is secured by 600,000 shares of common stock of three affiliated shareholders.
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
Item 4. Submission of Matters to a Vote of Security Holders
On August 10, 2006 the Company held its annual meeting of shareholders. At the meeting shareholders were asked to elect two Class A directors and to consider and transact such other and further business that may properly come before the meeting. All shareholders as of a record date of June 20, 2006 were entitled to receive notice of and vote at this meeting. Richard C. Webb and Randy S. Bayne were both elected as Class A directors by 62% based on 18,071,440 total votes. The vote totals were as follows: 17,974,434 votes “For,” 97,006 votes “Withheld,” and 10,779,157 non-votes.
A special meeting of the shareholders was held on October 12, 2006 to increase the aggregate number of authorized common shares from 100,000,000 to 150,000,000 and discuss any other business that came before the meeting. All shareholders as of a record date of September 7, 2006 were entitled to receive notice of and vote at this meeting. The increase passed by 83% broken down as 12,250,648 votes “For,” 30,730 votes “Against,” and 1,404 votes “Abstained.” The total votes cast were 12,282,782 with 2,477,147 non-votes.
On September 25, 2006 the Company mailed shareholder consents to the Preferred Series A and Preferred Series B shareholders as of a record date of September 7, 2006. The purpose of the consents was 1) to eliminate the anti-dilution provisions of the Series A and B Preferred regarding the sale of common stock or securities convertible into common stock at a price less than $0.75 per share; and 2) to increase the number of Series B shares available for issuance from 13,000 to 20,000. No meeting was held to vote on these matters. The elimination of the anti-dilution provisions of the Series A passed by 58% based on 3,408,000 total shares consented with 2,477,333 non-consents. The elimination of the anti-dilution provisions of the Series B and increase of the number of Series B shares available for issuance to 20,000 passed by 64% based on 5,319,133 total shares consented and 3,019,533 non-consents.
Item 6. Exhibits and Reports on Form 8-K.
The following exhibits are furnished as part of this report:

1.	Exhibit 3	Amended and Restated Certificate of Incorporation

2.	Exhibit 10.1	Summary of Director Compensation

3.	Exhibit 10.2	Bridge Loan Promissory Note in the amount of $250,000 payable to Lewie Ventures, LP

4.	Exhibit 10.3	Bridge Loan Promissory Note in the amount of $200,000 payable to Ralph H. Lord

5.	Exhibit 10.4	Subscription Agreement for 100 units (Series B Preferred stock and warrants) with OSA Pension & Trust Eugene F. Morris

6.	Exhibit 10.5	Omnibus Stock Plan

7.	Exhibit 31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002

8.	Exhibit 31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002

9.	Exhibit 32	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Remote Knowledge, Inc.
	By:	/s/ Randy S. Bayne
Randy S. Bayne
Chief Executive Officer

Date: November 10, 2006	By:	/s/ D. Henry Houston
D. Henry Houston
Chief Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
No.	Description
Exhibit 3	Amended and Restated Certificate of Incorporation
Exhibit 10.1	Summary of Director Compensation
Exhibit 10.2	Bridge Loan Promissory Note in the amount of $250,000 payable to Lewie Ventures, LP
Exhibit 10.3	Bridge Loan Promissory Note in the amount of $200,000 payable to Ralph H. Lord
Exhibit 10.4	Subscription Agreement for 100 units (Series B Preferred stock and warrants) with OSA Pension & Trust Eugene F. Morris
Exhibit 10.5	Omnibus Stock Plan
Exhibit 31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002