Form 10KSB
period 2006-12-31
REMOTE KNOWLEDGE INC
filed 2007-03-30
CIK 1059099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 333-106247
REMOTE KNOWLEDGE, INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-1664837 (I.R.S. Employer Identification No.)

3657 Briarpark, Suite 100 Houston, Texas (Address of principal executive officers)	77042
(Zip Code)
Issuer’s telephone number: (281) 599-4800
Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $.001 par value
(Title of Class)
Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
State the aggregate market value of the voting and non- voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
The issuer’s revenues for its most recent fiscal year ended December 31, 2006 were $31,517.
The aggregate market value of the 5,413,596 outstanding voting and non-voting common stock held by non-affiliates of the issuer was $2,436,118 as of March 19, 2007. The stock price for computation purposes was $0.45 per share which was the closing price on March 19, 2007, the last reported sale price for our common stock.
The issuer had 15,548,331 shares of its common stock issued and outstanding as of March 19, 2007, the latest practicable date before the filing of this report.

Remote Knowledge, Inc.

PART I
Item 1. Description of Business.
          Remote Knowledge, Inc. a Houston, Texas based company develops, delivers and supports proprietary communications and data-management products. The Company’s technology platforms supply in-motion high-speed Internet and voice services, advanced search applications to provide unique content and entertainment, two-way data transfer, email and text messaging services, as well as, remote vessel monitoring and control of shipboard systems. Remote Knowledge’s products are designed to service the marine industry.
Our History
          We were founded as a proprietorship in 1939 selling retail consumer electronics in the Houston metropolitan area. In 1970, we organized as a corporation in Texas. In 1998, our President identified an opportunity in the emerging telematics market. In order to pursue the telematics opportunity the company in 1998 merged into Jade Technologies, a public shell corporation, and changed our name to Varitek Industries, Inc. In 2000, we decided to separate from our retail consumer electronics operations in order to focus our efforts on establishing a viable business in the global telematics industry. On December 28, 2000, we sold the retail segment of our business to Harry Bayne, a director and founder of our Company.
          In July 2003, we reorganized as a Delaware corporation known as Remote Knowledge, Inc. In July, 2004, we began trading on OTC Bulletin Board under the symbol RKNW.
          From 1998 forward, the Company focused its engineering efforts on the development of our communications and data management technologies. At the same time, management worked to identify potential markets where our products and services would have the greatest opportunity for success and long-term growth and to find sales channels to these markets. In this regard, management implemented a strategic “market partner” strategy. Under this strategy, Remote Knowledge would establish relationships with select partners who could provide brand recognition and established sales distribution channels, thereby providing the Company’s products and services earlier market acceptance and greater opportunity for growth. During this period, we devoted considerable time and effort towards raising the capital needed to fund our operations.
          In September 2003, we acquired our high-speed satellite communication technology along with a satellite earth station in Joplin, Missouri, from Mark Sullivan. Mr. Sullivan is the architect of that technology and is also the principal architect of our monitoring and two-way data transfer technology. After serving as a consultant since early 2003, he became a full-time employee and our Chief Technology Scientist in June 2005.
          Between mid-2004 and the fall of 2005, we undertook the initial marketing of our two-way data transfer and management services targeting the marine pleasure craft, oil & gas production and agriculture markets. The company worked closely with marine OEM’s, oil service groups, commercial diesel engine providers and large market distributors to test the capabilities, performance and viability of our initial products and services. After careful consideration of the target markets and based on the results of our initial marketing initiatives, management determined that the consumer marine and commercial maritime industries held the greatest opportunity for long-term success and growth.
          In late 2005, the Company turned its marketing efforts towards developing strategic partner relationships in the global marine industry and, as a result, established relationships with FLW Outdoors and Raymarine. For FLW Outdoors we developed unique data distribution and content applications for our two-way data transfer and management service which have been successfully utilized by them and FSN Sports for fishing tournaments in 2006 and 2007. We and Raymarine jointly conducted an extensive nine-month feasibility study during 2006 to determine the market viability of our in-motion high-speed internet and voice service. Based on the positive conclusions reached by the study, in January 2007 the Companies entered into a five-year exclusive agreement whereby these services would be sold by and marketed under the Raymarine brand.
          We have generated essentially no revenues from either two-way data transfer and management services or our high-speed satellite communications services since the inception of our business in 1998. See discussion of our financial condition in “Our Current Plan of Operation.”
Our Business Strategy
          The business strategy of Remote Knowledge is to establish ourselves as the global market leader in providing in-motion communications and data transfer and management services to the maritime industry. We plan to accomplish this by expanding our “market partner” relationships with Raymarine and FLW Outdoors through improving our existing products and services and providing them with additional products and services. We are expanding the entertainment portion of our high-speed communications platform Raymarine currently has under contract, and we are also discussing jointly evaluating the market feasibility of a version of our data transfer and management platform. We are currently testing the use of our data transfer and management platform to send text messages and advertising to certain members of the subscriber base of FLW Outdoors.
          Our platform development strategy was to combine our proprietary technologies (hardware design, embedded firmware, software and ongoing software applications) with best-in-class off-the-shelf communications services to create product platforms with the ability to provide high-speed internet, voice, e-mail, text messaging, and entertainment and content applications. In addition, we wanted our solutions to allow for two-way data transfer and management as well as customized remote monitoring and control of vessels shipboard systems. The result of this strategy has been the creation of our high speed communication platform which we call “GEO Mobile”, and our two-way data transfer and management platform which we call LEO.
Our Current Marketing Initiatives
          The contractual relationship with Raymarine is a clear example of our sales strategy. Raymarine, under the terms of the five year agreement, has market exclusivity for our GEO Mobile platform in the marine marketplace. Raymarine will market, sell and distribute our GEO Mobile platform under their globally recognized brand. They will market the product to the recreational marine market in the 35-foot and larger class vessel, initially in both the U.S. and Western Europe with global expansion planned over the next 36 months. Remote Knowledge will be responsible for the development, manufacturing and on-going supply and support of the communications, data management, and entertainment and content services. Revenues from these three services will be derived from hardware licensing fees, monthly communications fees, as well as content sales.
          Raymarine has commenced the marketing strategy development initiative for the planned introduction of the GEO Mobile platform into the recreational marine industry for the 2008 boating season.
          The Raymarine development initiatives include:
•	Creation of product positioning statement

•	Brand identity and architecture

•	Packaging and in-package literature

•	Advertising and media mix

•	Public relations

•	Website and multi-media

•	Sales and POS collateral

•	Dealer and OEM merchandising
          The company is also currently working with Raymarine on a version of our LEO platform. The parties are negotiating a new Memorandum of Understanding. The MOU process, similar to the GEO Mobile process carried out in 2006, calls for the parties to conduct a market feasibility study to determine the viability of the LEO platform as part of the Raymarine business. The MOU period is expected to last six to nine months and will encompass an in-depth analysis of the available market, potential competition, product feature and service requirements, focus group response and OEM interest.
          Raymarine and the company are also working to establish a business plan for the introduction of the GEO Mobile platform into the commercial maritime market sector. We expect to complete a market feasibility plan by the fall of 2007.
          The company has agreed to continue business development initiatives with the Wal-Mart FLW Outdoors Tour. During 2007, the two groups expect to complete a pilot program with the goal to establish a long-term contractual agreement between the parties. The purpose of this year’s effort is to test and validate the viability of an enhanced information distribution model whereby revenue would be derived from advertising over the Remote Knowledge data network. The company will continue supplying and supporting LEO services to FLW tour logistical operations as well as to FSN Sports live and post TV production processes.
          Support groups for the GEO Mobile market develop initiative include Remote Knowledge and the Mascola advertising firm. The Company plans to continue to work with the Mascola advertising firm in 2007. Their extensive marine and outdoor marketing experience has proven to be a valuable asset to the Company in our strategic marketing efforts. Mascola’s work for 2007 will include:
•	Website content creation

•	Development of product training materials

•	Virtual concierge global marketing development

•	Commercial maritime marketing development

•	Feasibility study support
          The Company also plans to work with an affiliate of Mascola to develop a new corporate website for launch in the summer of 2007.
          We do not expect our operations to be significantly impacted by seasonal fluctuations as our initial products will be distributed in both the US and Western Europe and will be utilized in a variety of climates year round. Recurring monthly service contracts are booked evenly throughout the year.
Our Product and Services Description
GEO Mobile
          GEO Mobile delivers high-speed internet access, voice, entertainment and content services to a vessel while in motion almost anywhere in the world.
          To achieve this, GEO Mobile will combine a high-speed DVB-S outroute (i.e. internet to terminal) with a spread spectrum inroute (i.e. terminal to internet). The former has a lower cost per byte than competing solutions from Globalstar, Inmarsat, and Iridium. The latter is capable of in-motion operation with a smaller and less expensive antenna than would be required for a conventional DVB-S return channel.
          The outroute will be supplied by us and carried over leased transponder capacity on standard geosynchronous communications satellites. For the Western hemisphere, Europe and the East, we will install our communications equipment in leased space in one or more third-party teleports.
LEO
          The current LEO system utilized by FLW Outdoors comprises a mobile device; a central server and a data repository system. The LEO device includes a processing unit, intended to be mounted in a concealed, secure location, and a hand-held display and keypad, mounted in the cockpit or other accessible area. During 2007 and as a part of our Raymarine and other planned feasibility studies, the company will be working to design and develop the next generation LEO-type platform.
          The combined system enables us to offer certain tracking, messaging, and customized event reporting services to customers. Services available through LEO include:
     • Vessel tracking — last reported location and route traces can be accessed via the world wide web.
     • Messaging — short text messages can be exchanged between the vessel-mounted terminal and the public internet via email and web protocols.
     • Service requests — the LEO can be used to order services from a menu displayed on the hand-held terminal. We can then dispatch these requests to third-party providers.
     • Sensor-driven alerts — the LEO can be configured to monitor external sensors. Sensors may detect such conditions as power loss, high bilge water level, carbon monoxide, heat and/or smoke, door or hatch operation, glass break, et cetera. Through data management process we can dispatch these events to customer-designated contacts.
     • Geofence — LEO can be configured to report movement of the asset from a customer-set position or to report incursion into pre-programmed areas.
          The LEO device is a microprocessor-based system designed to be installed on the asset to be monitored. It is powered by standard 12-volt DC from the asset’s battery and charging system. The device continuously monitors its position, and thus the position of the asset, using the Navstar Global Positioning System. LEO is equipped with two internal modems, one for the Sprint PCS network and one for the Iridium satellite network. The unit automatically selects the PCS modem when it is within the Sprint service area and reserves the more expensive Iridium modem for use when PCS is not available. This synergy combines the low cost of PCS with the global coverage of Iridium to deliver global coverage at lower average cost than a satellite-only system. The LEO connects to a LIN (Local Interconnect Network) bus to monitor and control external sensors and a serial port for connection to the hand-held display and keyboard. The serial port can also be used to attach a personal computer which can then serve as an alternate user interface.

Data management
          Data management is not a separate product but is currently part of the service included in the GEO Mobile and LEO platforms. However, because it is a separate system, we plan to include it in future products we are developing. The data management process is a completely automated system physically located in our leased teleport facilities. The system comprises off-the-shelf server hardware, open-source database and operating system components, and proprietary application software developed by us. On the back end, the system receives reports and otherwise communicates with our GEO Mobile and LEO platforms. On the front end, the system communicates with end-users and/or contracted call center personnel via a collection of interactive web pages, accessed via the public internet using standard browser software. The system can autonomously send messages to customers via email or their mobile appliances.
Communication Providers
          To service our GEO Mobile platform we will purchase satellite services from companies who own high-earth orbiting satellites, and cell phone services from those providers. The company is currently negotiating contractual agreements with best-in-class providers in order to meet our GEO Mobile market launch requirements. In addition, the company is working with the same satellite providers to establish a services relationship where the company will house our data management and communications network within their teleport facilities. This type of network infrastructure will provide for redundant operations, security controls and emergency recovery in most any natural or man-made event. The company’s network will also allow for global coverage with expansion capabilities to meet any growth requirement.
Our capital-raising efforts
          Since the 1998 merger with Jade Technologies through December 31, 2005, the company raised approximately $24.6 million through sales of common stock, Series A and Series B preferred stock and convertible notes, in each case with warrants attached.
     During 2006, an additional $1,419,000 was received as a second installment from holders of convertible notes sold in 2005 and $575,000 from the sale of additional Series B preferred stock. In addition, we raised $2,050,000 from the sale of a new issue of notes convertible into common stock at $0.50 per share with 4,100,000 attached warrants exercisable at $0.50 per share of common stock. After all these transactions, at December 31, 2006, the Company had outstanding:

14,986,647	shares of common stock
4,339	shares of Series A preferred stock convertible into common stock at $0.75 per share
6,504	shares of Series B preferred stock convertible into common stock at $0.75 per share
$3,595,000	of debt convertible into common stock at $0.75 per share
47,017,217	warrants to purchase common stock at $0.75 per share
$2,050,000	of debt convertible into common stock at $0.50 per share (upon close of the 2007 private placement)
4,100,000	warrants to purchase common stock at $0.50 per share
2,686,000	warrants to purchase common stock at $0.01 to $2.00 per share
          We are currently placing an additional $11 million of convertible notes with attached warrants, as noted above, in a private offering.
          Also during 2006, we raised $2,950,000 by taking out a series of bridge loans. At December 31, 2006, $825,000 of these notes remained outstanding and were due January 27, 2007, February 15, 2007 and June 27, 2007. The notes due in January and February were extended subsequent to December 31, 2006 for six months.
Employees
          We currently have seventeen full-time employees. As needed, we will add experienced personnel in the various disciplines of our business including management, sales, hardware database and software engineering and support, manufacturing, information storage and communication, information technology, human resources and accounting.
Research and Development
          Beginning in 2003 through mid-2005, we employed Mr. Mark Sullivan to enhance and finish development of our LEO product on a part-time basis as our chief technology architect. In mid-2005, Mr. Sullivan became a full-time employee and moved to Houston to continue development of our LEO and GEO products.

          In 2007, the company added an additional three programmers, one new project manager and a new Senior Vice President of Engineering and Manufacturing to support and progress our research and development efforts.
Patents
          We have the following patents and patent applications on file in the U.S. Patent and Trademark Office:

1.	Serial No. 09/863,956
Filed: 05/23/01
Issued: 04/01/03
Expires: May 23, 2021
Entitled: “GPS Antenna Array”
Patent No. 6,542,119B2

2.	Serial No. 09/835,893
Filed: 04/16/01
Issued: 07/13/04
Patent No. 6,763,241B2
Entitled: “Data Communications Synchronization Using GPS Receivers”

3.	Serial No. 09/968.746
Filed: 10/01/01
Entitled: “Telematics System”

4.	Serial No. 09/758,581
Filed: 01/11/01
Issued: 02/28/06 Entitled: “Method and System For Improving Data Transmission and Storage of Markup Language Documents”

Patent No. 7,007,105

5.	Serial No. 09/966,325
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

          The utility of the method claimed in this patent is that much of the data transversing the internet, including web pages, is encoded in markup languages — especially HTML and XML. The method taught by this patent is approximately 25% more effective than standard compression techniques.
          The patent application entitled “Apparatus and Method for Efficient Live, Web casting and Network Connectivity” relates to an apparatus where a method is taught which improves the throughput of TCP/IP virtual circuits in the presence of long round-trip propagation delays such as those encountered with satellite links. The GEO terminal implements this method, among others, to deliver higher speed connectivity than otherwise attainable. This has particular application to webcasting because of the required high real-time throughput over a single TCP/IP port but is also applicable to any internet application which would benefit from higher speed including email, web, file transfer, streaming video, et cetera. The patent also covers elements the “Beam Box” self-installing terminal.
Trade secrets and copyrights
          We believe that substantial value exists in our trade secrets, including the design features and source code for the software of our LEO and GEO Mobile devices and the product research we conducted to avoid infringing the patents of others.
Competition
LEO Competition
          The two-way data transfer industry results from the convergence of multiple technologies, the most predominant of these being wireless communications and the internet. These technology offerings generally are segmented into one of three categories: (1) hardware, (2) software, or (3) content. Accordingly there are a number of potential competitors providing various levels of service. Currently, the vast majority of two-way data transfer products were born from and still exists in the automotive market with the most notable being the General Motors “On-Star” system. There are a wide range of equipment providers, software companies, and wireless service providers as well as content companies, all hoping to gain a piece of the enormous potential of telematics applications in other markets.
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
GEO Mobile Competition
          Most notable in the marine/maritime markets is Inmarsat who has been providing service since the early 80’s. The system was privatized in 1999. Inmarsat provides a number of services which have been introduced over the years and this year are deploying their fourth generation satellites in an approximately $2 billion bid to provide in-motion broadband service world-wide. Inmarsat services include Inmarsat-B, Inmarsat-C, Mini-C, Inmarsat-D+, Inmarsat E+, Inmarsat M, Mini-M, Fleet 33, Fleet 55, Fleet 77, GAN and R-BGAN.

Other potential competitors to our GEO Mobile technology include:
•	ACeS

•	Globalstar

•	Intelsat

•	KVH

•	Pointshot Wireless
Government Regulation
          The LEO device falls under the jurisdiction of Federal Communications Commission (“FCC”) rules in two areas. First, the cell and satellite modems in the device are “intentional radiators” and therefore regulated under CFR title 47 parts 24 and 25, respectively. The manufacturers of these modems have designed them to comply with these regulations and have tested them to demonstrate their compliance. Thus, it is a simple formality to test the LEO as an intentional radiator as there is no reason to expect it to be non-compliant. Second, the device uses high speed clock circuits in its processing circuitry. As such, it is an “unintentional radiator” and is covered under CFR title 47 part 15.
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
Item 2. Description of Property
          Our principal business office is located at 3657 Briarpark, Suite 100, Houston, Texas 77042 where we lease approximately 10,000 square feet of office space for $10,896 per month. Our lease is scheduled to terminate in February, 2010. We believe such facilities will be adequate through the near term. If additional space is required before the lease terminates, there is adequate lease space available in nearby buildings. We have also leased a 100 square foot building at the base of the Cislunar satellite earth station where several of our computer servers utilized in the Knowledge Bank system are located. We also have a ground lease where our antennae reside. We pay $1,000 per month to Mark Sullivan for this facility and the ground lease, which is located at 4260 West Highway 86, Joplin, Missouri.
Item 3. Legal Proceedings
          On October 22, 2003, we settled litigation with our former chief executive officer Dan Goodhall. The settlement resulted in all litigation being dismissed with prejudice relating to the Harris County, Texas Judicial District Case No. 202-09577. The settlement required that commencing on December 15, 2003, we must repurchase the 125,000 shares of stock issued to Mr. Goodhall during the term of his employment, including payments for estimated tax liability for a combined total of $498,500, which payments were to be made periodically until September 15, 2004. We were unable to meet payment obligations and on several occasions the settlement terms were revised, which permitted Mr. Goodhall to retain his common shares. As of December 31, 2006, the unpaid amount is $95,731 in the form of a note payable due March, 2007.
          On October 27, 2003, Lockheed Martin, Inc. filed suit in the 55th Judicial District in Harris County, Texas to collect on a promissory note issued by us to Lockheed Martin in the principal amount of $480,484 plus interest for a total due through August 31, 2003 of $502,542. This promissory note is secured by a lien against all of the computer equipment purchased by Lockheed under our Engineering and Development Agreement with Lockheed Martin. Lockheed Martin owns all of the technology developed by them until this note is paid in full. On June 30, 2004, the parties agreed to settle the litigation with us paying $12,500 of the accrued interest, and Lockheed Martin agreeing to extend the note with 6% interest until June 30, 2005. At that date, the note was extended with a monthly payment schedule which was not always met. Subsequently, the note has been extended several times and is currently due June 30, 2007. The balance on the note at December 31, 2006 was $385,000.
          The Lockheed Martin lien should not adversely impact the marketing of the LEO System as the LEO system no longer contains any components, software or other intellectual property that is subject to the Lockheed Martin liens.

          In May, 2004, we filed suit against Mr. Zane Russell, our former Chief Operating Officer and Director, seeking damages relating to the loss on a loan. In December 2005, the arbitrator awarded us damages and held that Mr. Russell was not entitled to recover any amounts under his employment agreement. We recently executed a settlement whereby we can potentially collect up to $500,000 from certain assets owned by Mr. Russell. On October 12, 2004, Oracle Corporation filed suit in Superior Court of California, County of Santa Clara, seeking $270,475 for payment of software allegedly delivered to us in August of 2002. We filed a defense stating we had never received the software. The litigation was settled on March 21, 2005 by our agreeing to make 24 monthly payments of $9,000 each. We have not always made these payments timely and are currently in arrears. The balance outstanding under the settlement at December 31, 2006 was $117,475, however, we may be liable for the full remaining balance of approximately $172,000.
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
Item 4. Submission of Matters to a Vote of Security Holders.
          On September 25, 2006, the Company mailed shareholder consents to the shareholders of Series A Preferred Stock and Series B Preferred Stock as of a record date of September 7, 2006. The purpose of the consents was (1) to eliminate the anti-dilution provisions of the Series A Preferred Stock and Series B Preferred Stock regarding the sale of common stock or securities convertible into common stock at a price less than $0.75 per share; and (2) to increase the number of shares of Series B Preferred Stock available for issuance from 13,000 to 20,000. No meeting was held to vote on these matters. The elimination of the anti-dilution provisions of the Series A Preferred Stock was approved by the shareholders of Series A Preferred Stock. Of the total 4,414 shares of Series A Preferred Stock outstanding 2,556 shares consented and 1,858 shares did not return a consent. The elimination of the anti-dilution provisions of the Series B Preferred Stock and increase of the number of shares of Series B Preferred Stock available for issuance from 13,000 to 20,000 was approved by the shareholders of Series B Preferred Stock. Of the total 6,254 shares of Series B Preferred Stock outstanding 3,989 shares consented and 2,265 shares did not return a consent.
          On October 12, 2006, the Company held a special meeting of shareholders. At such meeting, the shareholders approved an increase in the aggregate number of the Company’s authorized common shares from 100,000,000 to 150,000,000. With respect to such increase in authorized common shares, there were 12,250,648 votes for, 30,730 votes against, 1,404 votes to abstain, and 2,477,147 non-votes.

PART II
Item 5. Market for Common Equity and Related Stockholder Matters
          Subsequent to our merger with Jade Technologies, a shell corporation, in June 1998, our common stock began trading under the symbol “VATK” on the OTC Bulletin Board. During 2000, we were moved off of the OTC BB and traded in the Pink Sheets published by the Pink Sheets, LLC. As a consequence of our one-for-eight stock split effective on December 28, 2001, our symbol changed to “VTKL”. As of September 2003, our common stock again commenced trading on the OTCBB under the new symbol “RKNW”.
          The following table sets forth, for the periods indicated, the high and low closing bid quotations of our common stock as reported on OTCBB. The following common stock quotations represent inter-dealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions.

	High	Low
Year Ended December 31, 2005:
First Quarter	$1.01	$0.62
Second Quarter	$0.90	$0.53
Third Quarter	$0.71	$0.35
Fourth Quarter	$0.50	$0.16

Year Ended December 31, 2006:
First Quarter	$0.80	$0.35
Second Quarter	$1.45	$0.50
Third Quarter	$1.00	$0.40
Fourth Quarter	$0.64	$0.35
          On March 19, 2007, the last reported sale price for our common stock was $0.45 per share.
          On December 31, 2006, there were 300 registered holders of our common stock. Based on a broker count, we believe there are approximately an additional 600 persons who are shareholders with street name positions.
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
          We are authorized by our Articles of Incorporation to issue 150,000,000 shares of common stock, $.001 par value, and 10,000,000 shares of preferred stock, $.001 par value. As of March 19, 2007 there were 15,548,331 shares of common stock currently outstanding and 4,339 shares of Series A Preferred Stock and 6,504 share of Series B Preferred Stock outstanding.
          As of March 19, 2007, options to purchase an aggregate of 7,055,000 shares of common stock were issued and outstanding. These options were issued to several of our employees and consultants. The exercise price of these options varies from $0.35 per share to $1.60 per share.
          As of March 19, 2007, warrants to purchase 50,453,217 shares of common stock, at prices ranging from $0.01 per share to $2.00 per share, were issued and outstanding.
          The transfer agent for our common stock is Computershare Investor Services, 350 Indiana Street, Suite 800, Golden, Colorado 80401.

Recent Sales of Unregistered Securities
     During the three-month period ended December 31, 2006 we have sold the following unregistered securities:

Date	Name	Security Sold		Consideration
10/9/06	Monique G. Balaban	100 Units	(1)	$ 100,000
10/10/06	Douglas A. Dawson 2006 Gift Trust	75 Units	(1)	$ 75,000

10/30/06	Penny Bayne	125 Units	(2)	$ 125,000

12/18/06	Monique G. Balaban	100 Units	(1)	$ 100,000

12/19/06	Robert Duncan	375 Units	(2)	$ 375,000

12/27/06	Neil Granader	100 Units	(1)	$ 100,000

12/29/06	Eugene F. Morris	100 Units	(1)	$ 100,000

11/13/06-12/22/06	Granader Family	1,550 Units	(2)	$1,550,000

(1)	These units represent an equal number of Series B Preferred shares, convertible into 1,333 common shares per unit, and warrants to purchase 4,000 shares of common stock per unit at $0.75 per share.

(2)	These units represent one unsecured note convertible into 2,000 shares of common stock and a warrant to purchase 2,000 shares of common stock at $0.50 per share.
          All sales were made pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder.
          In connection with all the offerings and sales made pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended: (i) no advertising or general solicitation was employed in offering the securities; (ii) the offerings and sales were made to a limited number of persons, all of whom were accredited investors, or business associates of the Company; and (iii) further transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933, as amended. In addition, the investors made representations, and we have made independent determinations, that all of the investors were accredited or sophisticated investors, that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. All of the individuals and/or entities that purchased the unregistered securities were known to the Company and its management through pre-existing business or personal relationships, as long standing business associates, friends, employees, relatives or members of the immediate family of management or other shareholders. All purchasers were provided access to the material information which they requested, and all information necessary to verify such information, and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company.
Item 6. Management’s Discussion and Analysis or Plan of Operation.
RISK FACTORS
          As a developing company, we are subject to numerous risks and uncertainties, a number of which we set out below.
We have a limited operating history in our current line of business.
          We began our current business in 1998 and, since 1998, we have been developing our business plan, marketing plan and core technology. To date, we have manufactured and sold few products or services and have incurred net losses and negative cash flows since inception and expect such losses and negative cash flows to continue for the foreseeable future. Thus, we have no proven operating or financial history upon which a comprehensive evaluation of our business and prospects can be based. For the year ended December 31, 2006, our net loss was $7,224,766. For the years ended December 31, 2005, 2004, and 2003, our net losses were $8,248,328, $4,564,727, and $7,258,865, respectively.

Our auditors have expressed doubt regarding our ability to continue as a going concern.
          Our auditors have included an explanatory paragraph in their opinion of our financial statements for the year ended December 31, 2006, stating that our losses, working capital deficit and net shareholder deficit at December 31, 2006, raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising additional capital and achieving profitable operations through the manufacture and sale of our products. We cannot assure you that our business plans will be successful in addressing these issues. If we cannot successfully continue as a going concern, our shareholders may lose their entire investment in our stock.
          At December 31, 2006, we had current assets of $610,644 and current liabilities of $5,620,041 and we had total assets of $998,131 and total liabilities of $7,462,398. From January 1, 2001 through December 31, 2006, we have incurred losses from operations of $41,748,859, substantially all of which consisted of research and development expenses, general and administrative expenses and costs for discontinued operations. Although we have a substantial net operating loss on our books, our ability to utilize it in the future for financial reporting and tax purposes may be substantially limited.
          At December 31, 2006, we had approximately $740,000 in outstanding obligations under previous judgments against us and litigation settlement agreements for the repayment of debt and other past due accounts. If we are unable to pay these and other debts, three or more creditors could force us into an involuntary bankruptcy. If we are forced to liquidate, it is unlikely that our stockholders would receive any value for their shares.
We require additional financing to continue our operations.
          We must raise additional capital to launch our new products and finance our planned operations. We currently do not have any binding commitments for or readily available sources of additional financing.
          We have financed our recent activities through short-term bridge loans, which are due in August through October of 2007. We believe that we will be able to continue our operations in this manner for only a couple of months without obtaining additional permanent funding. Consequently, we are continuing to seek additional financing to meet our working capital needs and other elements of our business plan. We expect that operating and development expenses will increase significantly as we continue to implement our plan. No assurance can be given that we will be successful in completing any financings at the minimum level necessary to fund our working capital requirements or to complete our development plan or at all. If we are unsuccessful in completing these financings, we will not be able to fund our working capital requirements or execute our business plan and we will have to substantially reduce or curtail the development of our projects.
          Our cash “burn rate” is currently approximately $350,000 per month. We expect that we will require approximately $5.0 million in cash to develop our GEO Mobile platform and pursue our additional projects during 2007, and that we will require, at a minimum, an additional $2.0 million in cash in order to finance our operations until the end of 2008. Assuming that the amount of sales of our GEO Mobile product is consistent with our expectations, we anticipate that we will achieve a positive cash flow by the end of 2008. We expect that our GEO Mobile platform will be available for purchase by leisure boat consumers in the fourth quarter of 2007 or first quarter of 2008. We will not be able to generate revenues from our GEO Mobile platform until after the product is launched. We can make no assurances that our product will be available for sale within our expected timeframe or that Raymarine will be successful in marketing or selling our product.
          The Company may raise substantial additional funds through debt or equity financings, or otherwise. Any additional equity financing we receive may involve substantial dilution to our existing stockholders. In the event any such shares are issued, the proportionate ownership and voting power of other stockholders will be reduced. There can be no assurance any such additional funding will be available, or, if available, on reasonable terms. The Company may allow its stockholders and affiliates to make loans to the Company in lieu of all or any portion of such financing so long as such loans are on terms not less favorable to the Company, taking into account both term and interest, than the Company expects it can obtain from institutional lenders. If adequate additional funds are not available, the Company may be required to delay, reduce the scope of, or eliminate some of the implementation of its business strategy.
We presently have only one potential source of revenue.
          On January 5, 2007, we entered into a five-year contract with Raymarine plc, granting them the exclusive right to use our GEO Mobile technology in the marine industry. This contract currently is our only potential source of revenues and earnings, accordingly, our revenues and our results for the foreseeable future are entirely dependent on the success of Raymarine to successfully market products featuring our technology. If Raymarine is unable to integrate our technology or unable to generate sufficient sales of their products which incorporate our technology, or extends the launch of our product due to unforeseen circumstances, or breaches its contract with us or either decides to stop using our products and technology or experiences significant financial difficulties that negatively impact their ability or need to purchase our products, our results of operations will suffer drastically. Further, if Raymarine breaches their contract with us, we will be forced to seek other business partners and customers to market, distribute and purchase our products. There is no guarantee we will be able to find other business partners or customers, or, in the event that we are able to locate other business partners or customers, that we will be able to negotiate terms similar to those negotiated with Raymarine.
Our technology is new and needs to develop market acceptance.
          Our products are based on relatively new technology for the marine market. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for new products and services are subject to a high level of uncertainty. Additionally, rapidly changing technology, frequent new product introductions and enhancements, changes in customer demands and evolving industry standards could result in our products and services becoming obsolete or inefficient. Consequently, it is difficult to predict with any assurance the size and future growth rate, if any, of the market or of the portion of the market that our products and services will fill. Therefore, we cannot predict the likelihood that we will be able to achieve and sustain profitable operations in this market.
We depend on third party satellite providers.
          Our products require the availability of third-party satellites in order to provide internet and other communication services to our customers. If the availability of these services is delayed or are not available for use with our products, the market introduction of our products will likely be delayed, or introduction of our products could be stopped.
          The satellites required for the use of our products and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. The satellites required for the full use of our products are subject to damage by the hostile space environment in which they operate. Satellite providers make no guarantees that the planned backup systems and capacity will be sufficient to support these satellite services in the event of a loss or reduction of service. We cannot assure you that satellite services compatible with our products will continue to be available or that such services will continue to be offered at reasonable rates. Although, currently, there are spare satellites that could be placed into operation, if a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites could impair the current utility of any satellite system and the growth of current and additional market opportunities. Another feature of our products is that they provide information relating to the location of the asset being monitored, which is computed from signals received from GPS satellites owned by third parties. If we are unable to use GPS satellites, certain features of our products will be unavailable to our customers, which could cause our customers to become dissatisfied with our products.
We depend on our suppliers to perform.
          A key to our overall business strategy is our purchase of services from third party cell and satellite providers and manufacturers. Without the services of key vendors and the timely delivery of their products, we cannot develop, manufacture and deliver our products and services.
          The loss of any of our key providers, or if their products are not readily or timely available at competitive prices, would be detrimental to our business and we could encounter significant costs and difficulties in the timely replacement of such suppliers with similarly competent suppliers. Furthermore, it could require us to spend additional time and money re-engineering our products. If we were unable to secure the services of alternative providers and others needed to manufacture and deliver our products and services, we would not be able to sell our products and services.
We need to be prompt in responding to technological changes and updating our products.
          Our profitability depends on our success in designing, developing and marketing our product lines, which are characterized by rapid technological change and continuing demand for new products. Market needs and expectations will require the Company to continue to improve our products to ensure that our products keep pace with technological developments and competitive pressures. Technological difficulties occasionally inherent in new products and the time necessary to stabilize new product manufacturing costs may adversely affect operating costs. There can be no assurance that the Company’s products will achieve market acceptance, or that the Company will be able to continue to improve our products, technologies, and applications as required by changing market needs in the future.
We may be unable to recoup future research and development costs.
          We expect to continue to dedicate significant time and money to research, intellectual property development, and production of our products. These costs have been high in the past and we expect them to continue to be costly and speculative in developing new products, where substantial expenses often precede meaningful revenues. To the extent that our technology framework is more expensive to create and maintain than we anticipate, our profitability may be greatly reduced. Thus, we may not recoup the cost of developing any new revenue streams for lengthy periods, if at all.
New products and services may not be successful.
          The Company’s products and services may not be successful for one or more of the following reasons, among others: the products may not be capable of delivering timely information as and when needed; the products may not prove to be scalable, stable or reliable; the products may suffer from limited availability; system implementation issues may prevent the products from operating properly under high volume or in poor conditions; quality of content and platform for analysis may impede product acceptance; and broadcast delay from real-time may prove unacceptable in the marketplace.
Products may contain defects
          Any technology product first introduced or released may contain software, hardware or other defects difficult to detect and correct. Correcting defects can be a time-consuming and costly task, and may take several months. The existence of defects and delays in correcting them could result in negative consequences, including, but not limited to, the following:
•	delays in shipping;

•	cancellation of orders;

•	additional warranty and insurance expenses;

•	delays in the collection of receivables;

•	product returns;

•	increased risk of litigation and liability exposure;

•	loss of market acceptance of our products; and

•	diversion of research and development resources from new product development.
Poor performance or security problems by third party providers could impair our ability to service our customers.
          The Company’s information systems are dependent on third party software, global communications providers, telephone systems, bandwidth providers and other aspects of technology and internet infrastructure that are susceptible to failure. Though the Company will implement redundant systems and security measures, such measures may not be sufficient to protect the Company from losses that may occur as a result of system failures. If disruption occurs, the Company’s profitability and results of operations may suffer. The Company’s customer satisfaction and its business could be harmed if the Company or its suppliers experience any system delays, failures, loss of data, outages, computer viruses, break-ins or similar disruptions. Although the Company has safeguards for emergencies, including, without limitation, sophisticated back-up systems, the occurrence of a major catastrophic event or other system failure could interrupt service or result in the loss of stored data. This may result in the loss of customers or a reduction in demand for the Company’s services.
Our market niche is ripe for competition.
          We expect competition in our targeted markets to be even more intense in the future as new competitors enter our industry. Competing companies and technologies may render some or all of the Company’s products noncompetitive or obsolete, and the Company may not be able to make the enhancements to its technology necessary to compete successfully with newly-emerging technologies. Some of our competitors may be well established companies, larger and with significantly greater name recognition, assets, personnel, sales and financial resources. These entities may be able to respond more quickly to changing market conditions by developing new products that meet customer requirements or are otherwise superior to the Company’s products and may be able to more effectively market their products than the Company.
          While we believe our ability to offer quality products and a variety of services at lower prices will provide a competitive advantage, aggressive price competition by any existing or new company in our industry could have a material adverse effect on our results of operation. We may not be successful in competing against our current and future competitors, whether based on price, attractiveness of product offerings, or otherwise. To the extent the Company is unable to successfully compete against existing and future competitors, our expected revenues and profitability could be greatly reduced and, consequently, our business, operating results and financial condition would be materially and adversely affected.

Loss of senior management could substantially harm our business.
          The Company’s performance is substantially dependent on its key officers and members of its development team. There can be no assurance these officers and other employees will remain with the Company. The future of the business of the Company depends to a significant degree on the skills and efforts of its senior executives, in particular, Randy S. Bayne, its Chief Executive Officer, Henry Houston, its Chief Financial Officer and Mark Sullivan, its Chief Technology Officer. If the Company loses the services of any of its senior executives, and especially if any of its executives joins a competitor or forms a competing company, the Company’s business and financial performance could be seriously harmed.
Inability to hire and retain skilled personnel could substantially harm our business.
          The future growth of the business of Remote Knowledge depends on successful hiring and retention of skilled personnel. Qualified personnel are in great demand throughout our industry, thus it is difficult to predict the availability of qualified personnel or the compensation levels required to hire and retain them. We face stiff competition for staffing, which may increase labor costs and reduce profitability. Our failure to attract and retain sufficient skilled personnel at economically reasonable compensation levels may limit our ability to perform under our contracts, which could lead to the loss of existing contracts or an inability to gain new contracts, which may impair our ability to operate and expand our business, as well as harm financial performance.
We may be unable to protect our intellectual property and proprietary technology
          We claim proprietary information on the design features and source code of our software. Our success will depend, in part, on our ability to protect our trade secrets, know-how and other proprietary rights and to operate without infringing on the proprietary rights of others.
          We cannot assure you that any trade secrets or other proprietary rights obtained by us will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to us. Furthermore, we cannot assure you that others will not independently develop substantially equivalent or superseding proprietary technology or that an equivalent product or system will not be marketed in competition with our products, thereby substantially reducing the value of our proprietary rights. Nor can we assure you we will be able to protect our proprietary technology from duplication. Many successful technology companies have had their systems and methods of operation duplicated, almost entirely, by competitors. We cannot assure you that a competitor will not attempt to duplicate and improve upon the products that we may develop. Additionally, the prevention or unauthorized use and disclosure of our intellectual property will likely become more difficult as our business grows. We could incur substantial attorneys’ fees and other legal costs in defending any infringement claims or in asserting any proprietary rights, including those granted by third parties, in a suit with another party. If we are unsuccessful in our efforts to protect our intellectual property and proprietary technology, it could have a material adverse effect on our business, prospects, results of operations, and financial condition.
We may be accused of infringing on others intellectual property
          From time to time, the Company may be subject to proceedings alleging infringement by the Company of intellectual property rights of others. Such proceedings could require the Company to expend significant sums in litigation, pay significant damages, be prevented from using such technologies, develop non-infringing technology, or acquire licenses to the technology which is the subject of the asserted infringement, any of which could have a material adverse effect on the Company’s business.
          If third parties allege we have infringed on their intellectual property rights, privacy rights or publicity rights or have defamed them, we could become a party to litigation. These claims and any resulting lawsuits could subject us to significant liability for damages and invalidation of our proprietary rights and/or restrict our ability to publish and distribute the infringing or defaming content.
Our controlling shareholders may act in their own interests
          The Company’s officers, directors and current principal stockholders (greater than 5% stockholders) together own an aggregate of approximately 65% of the Company’s outstanding voting securities. Consequently, these stockholders, if they act individually or together, may exert a significant degree of influence over the Company’s management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change of control of the Company and might affect the market price of the Company’s common stock, even when a change of control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with the Company’s interests or the interests of other stockholders, and accordingly, they could cause the Company to enter into transactions or agreements which the Company would not otherwise consider.
Directors’ and officers’ liability is limited
          The applicable provisions of the Delaware General Corporation Law and our Amended and Restated Certificate of Incorporation limit the liability of our officers and directors to the Company and our stockholders for monetary damages for breaches of their fiduciary duties, with certain exceptions, and for other specified acts or omissions of such persons. As a result of the foregoing, stockholders may be unable to recover damages against our officers and directors for actions taken by them which constitute negligence, gross negligence or a violation of their fiduciary duties and may otherwise discourage or deter our stockholders from suing our officers or directors even though such actions, if successful, might benefit the Company or the stockholders.
Our Twelve Month Plan of Operation
          We plan to focus our product development efforts for the next twelve months on preparing our GEO Mobile technology for marketing pursuant to the terms of our development contract with Raymarine. We expect that our GEO Mobile platform will be available for purchase by leisure boat consumers in the fourth quarter of 2007 or first quarter of 2008, however earliest expected revenue will trail product sales two to three months since we receive only service revenue.
          We are currently conducting market feasibility tests using our LEO data transfer and management system to send text messages of FLW Outdoors’ fishing tournament results, along with actual advertising of FLW sponsors, to certain members of their subscriber base. The tests will be completed and evaluated by the end of the summer. Assuming the advertisements are acceptable to the subscriber base and are productive for the sponsors, our goal is to establish a long-term contractual agreement with FLW Outdoors for this service beginning in the first quarter of 2008. In addition, we are seeking an arrangement with Raymarine to conduct a feasibility study of the use of our LEO technology in the marine pleasure craft industry. See “Description of Business-Our Current Marketing Initiatives.”
          In the latter half of 2006, we increased our number of employees from 12 to 17. Upon the launch of our GEO Mobile platform, we expect to hire several additional employees and either reassign or release several of our current development personnel, depending on whether we have new development projects. Upon the launch of our GEO Mobile platform, we anticipate having approximately 25 employees, unless we release development personnel, in which case we expect to have approximately 20 employees.
          Our cash “burn rate” at the end of 2006 was about $350,000 per month. In 2007 we expect to use about $5 million of cash and before we become cash flow positive near the end of 2008 we expect to use at least $2.0 million of cash.
          We have financed our recent activities through short term bridge loans which are due in August through October 2007, and we only have funds for a couple of months operations. Consequently, we are trying to raise a substantial amount of “permanent capital” to fund ourselves until cash flow breakeven.
Liquidity and Future Capital Requirements
          As of December 31, 2006, we had current assets totaling $610,644 and current liabilities of $5,620,041, compared to current assets of $272,229 and current liabilities of $4,782,157 for the period ended December 31, 2005.
          Our auditors included an explanatory paragraph in their opinion on our financial statements for the year ended December 31, 2006 to state that our losses, working capital deficit and net shareholder deficit at December 31, 2006 raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon receiving the additional capital as described herein and achieving profitable operations through the use of our GEO Mobile technology under the Raymarine contract. We cannot assure you that our business plans will be successful in addressing these issues.
          We are in the process of raising additional capital. The success of this capital raising effort is highly dependent on showing that the use of our technology can be sold for a profit, that there is sufficient potential unit volume and usage volume to generate total profits which will justify additional capital, and that substantial progress is being made in bringing our products to market under the Raymarine contract described in Item 1, “Our Business” under “Our Current Marketing Initiatives”.

Results of Operations
          Since the inception of our current business plan in 1998, our operations have consisted primarily of various start-up activities relating to our current business, including developing our technologies, building our strategic marketing plan, identifying and contacting potential customers in our target industries, recruiting personnel and raising capital. We essentially have had no revenues to date, and our expenses have consisted of research and development, sales and marketing, and general and administrative expense, resulting in an operating loss since January of 2001 as a development stage company through December 31, 2006 of approximately $41,750,000.
          Our 2006 revenue was $31,517 and consisted of $28,440 from the FLW fishing tournament contract and the remainder from use of several RK3000 units. Our 2005 revenue was $7,317 and consisted of sales of three RK3000 devices; one to our Texas Gulf Coast distributor and two to customers in South America.
          Research and development costs have been expensed as they are incurred. To date, as a development stage company we have spent $6,192,313 on research and development. In 2006, we spent $606,291 as compared with $1,340,415 in 2005. Our costs decreased in 2006 from 2005 primarily due to a non-recurring employment cost in 2005, which included an $800,000 stock grant to our Chief Product Architect.
          The loss on impairment of assets in 2005 of $660,329 represents the write-off of our finished goods and parts inventory as we were unable to develop any “after market sales” (non-OEM) of our RK3000 marine product. The $98,589 loss in 2006 represents the write-off of modems for the RK3000 which we attempted to sell, but were only partially successful.
          Marketing expenses consist of advertising costs, printing material, costs of shows and exhibits as well as fees paid to agencies and consultants. To date as a development stage company, we have spent $1,658,110 on such costs. We spent $194,756 in 2006 as compared with $165,648 in 2005. In 2005, the increase in costs primarily represents the engagement of Mascola advertising firm during 2005 and a full year in 2006.
          To date as a development stage company, we have spent $2,880,008 on professional fees. We spent $353,939 in 2006 as compared with $511,443 in 2005. Professional fees consist of legal and auditing expenses. These expenses were less in 2006 primarily as a result of $144,000 of Sarbanes-Oxley work in early 2005 that was not repeated in 2006, and $68,000 lower legal fees from decreased litigation partly offset by increased audit fees of $30,000 and filing fees and proxy costs of $26,000.
          General and administrative expenses primarily relate to the corporate office and include executive and management personnel costs, accounting and administrative staff costs, and shareholders expenses. To date as a development stage company, we have spent $18,807,386 on general and administrative expenses. We spent $4,125,547 in 2006 as compared with $4,140,255 in 2005. Although total General and Administrative Expense declined only about $15,000, less than 1/2 of 1%, several expenses within the category changed significantly as follows:

•	A 2005 accruals for claims and obligations was not repeated	$(1,265,000)
•	Salaries and related taxes and benefits declined reflecting the termination of several officers in late 2005	(243,000)
•	A communication software program was eliminated in 2005	(36,000)
•	Amortization of non-employee stock option expense declined	(112,000)
•	Insurance costs declined due to better premium rates	(72,000)
•	Finder fees for new funds declined	(36,000)
•	Stock option expense recorded under 123R increased reflecting new options granted	1,656,000
•	Placement fees for engineers and programmers hired in 2006 increased	61,000
•	Patent and trademark expenses were up	42,000
          To date as a development stage company, we have incurred $6,320,296 of interest and financing costs. We have incurred $2,187,716 in 2006 as compared with $1,429,910 in 2005. In August 2005, we issued $3.6 million of convertible debt with warrants. In 2006 we incurred approximately $450,000 more of interest expense related to the interest rate on the debt and the interest related to the debt discount and beneficial conversion, as compared to approximately five months of interest expense incurred in 2005. We also incurred approximately $300,000 more of interest expense in 2006 related to various bridge loans and the costs incurred in finding the bridge loans. We issued more bridge loans in 2006 as compared to 2005 when we issued more Series B Preferred Stock. Beneficial conversion amounts related to debt are recorded as interest expense whereas beneficial conversion amounts related to Series B Preferred Stock are recorded as effective dividends.

          To date as a development stage company, we have recorded $1,708,391 of debt forgiveness. We recorded $323,413 in 2006 and none in 2005. The 2006 amount represents accounts payable dated prior to 2003 and for which the statute of limitations had expired.
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
Property and equipment — Property and equipment are stated at cost. Maintenance and repair costs are charged to expense as incurred; costs of major additions and betterments are capitalized. Depreciation is determined on a straight-line basis using estimated useful lives ranging from three to five years.
Income taxes — Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss). A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The likelihood of the Company to utilize it’s substantial loss carry-forwards is highly uncertain and therefore no deferred tax assets are recorded.
Use of estimates — The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from these estimates.
Long-lived assets — The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.
Share-based compensation — The Company accounts for its share based compensation under the intrinsic value method prescribe in Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees” and in accordance with SFAS No. 123(R) described below.
Accounting Pronouncements
          On December 16, 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” ( “SFAS No. 123(R)”). SFAS No. 123(R) requires companies to measure all employee share-based compensation awards using a fair value method and record such expense in the financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. For public entities that file as small business filers, SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period that begins after December 15, 2005.

Off Balance Sheet Arrangements
None.
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
          These forward-looking statements are subject to risks and uncertainties, including those associated with:
•	the availability of additional financing on favorable conditions,

•	general economic, market and business conditions,

•	the success of our engineering efforts,

•	our ability to protect our intellectual property,

•	business opportunities that may be presented to and pursued by us,

•	changes in laws or regulations,

•	successful exploitation of our market opportunities,

•	our ability to compete against existing or future competitors,

•	fluctuations in the cost of production for our products, and

•	fluctuations in the market prices for our products.
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
Item 8A. Controls and Procedures
          Randy S. Bayne, who serves as the Company’s Chief Executive Officer and Henry Houston, who serves as our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 15d-15(e)) as of December 31, 2006 (the “Evaluation Date”). They concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting subsequent to the Evaluation Date.
Part III
Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act
Directors and Officers
          Our board of directors currently consists of six directors. However, our Bylaws provide for up to nine directors to serve in three classes, with each class consisting of three directors elected for three year terms each and the terms of each class expiring on consecutive years. A director may be removed with or without cause by a majority vote of shareholders at a meeting called for such purpose or at any meeting of shareholders at which directors are elected by receiving less votes than that director’s opponent. Our next annual meeting of shareholders is presently planned for the month of August, 2007.
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
          At our annual shareholders meeting in August 2006, our shareholders elected Richard Webb and Randy Bayne as Class B directors.

Our directors and executive officers are as follows:

			Director’s term ends
			at the annual meeting
Name	Age	Position	in the year
Randy S. Bayne	43	Director, President and Chief Executive Officer	2009

Richard C. Webb	73	Director and Chairman of the Board	2009

Henry Houston	67	Director, Executive VP and Chief Financial Officer	2008

Dan Granader	58	Director	2008
Steve Phelps	47	Director	2007
William H. Moody	67	Director	2007
          There are no family relationships among the Directors, and none of our executive officers or Directors, to the best knowledge of management, during the preceding five years has been involved in any legal proceedings in relationship to the Company or which would impact their ability to represent the Company in their designated capacities.
          Randy S. Bayne founded our current business in 1998 within our former consumer electronics and appliance business and has served as a Director and Chief Executive Officer since December, 1999, and as our President since June 2002. Mr. Bayne has been employed by us since 1981 and served as our President from 1998 to present.
          Richard C. Webb has served as a Director and Chairman since August 2002. Mr. Webb has been a principal with Abshier Webb & Donnelley, L.L.C. investment bankers since January, 2005, and, prior to January, 2005, he was with the investment banking firm of Sanders Morris Harris, Inc., and its predecessor, Harris Webb & Garrison, since February, 1994. Prior to founding Harris Webb & Garrison, Mr. Webb served as the Southwest Regional Partner of Cowen & Company, a national investment banking firm headquartered in New York, from June, 1991 to February, 1994. From June 1981 to June 1991, he was a founding principal of Lovett Mitchell & Webb, Inc., which later became Lovett Underwood Neuhaus & Webb. It was purchased by Kemper Financial Services Inc. Mr. Webb has also served as the Senior V.P. & Director of Rotan Mosle, Inc. (from January 1971 to June 1981), as the V.P. and Branch Office Manager of Goodbody & Co., Inc. (from October 1960 to January 1971) and as a Registered Representative with Underwood Neuhaus (from December 1959 to October 1960). Mr. Webb is currently serving as a Director of Bellville General Hospital Foundation. He received a BBA in Finance from the University of Texas and has completed the Wharton Institute of Investment Banking in Philadelphia, Pennsylvania.
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
          Dan Granader was elected to our board of directors by our shareholders on August 20, 2003, and took his seat on September 15, 2003, after we obtained Director’s and Officer’s liability insurance. Mr. Granader lives in Gold Creek, Montana where he operates a 30,000 acre ranch. From 1987 through 1998, Mr. Granader owned 13 World Gym locations, and was the largest franchisee of World Gym until he sold his operation to 24 Hour Fitness in 1998. From 1981 to 1987, Mr. Granader was the owner-operator of seven McDonald franchises in the Houston, Texas area. Mr. Granader attended the University of Nebraska in Lincoln, Nebraska between 1966 and 1970 where he majored in business administration. He was re-elected at our November 18, 2004 shareholder’s meeting.

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
          William H. Moody was appointed to our Board on November 18, 2005, and serves as Chairman of the Audit Committee. From 1964 until he retired in 1996, Mr. Moody was employed by KPMG, LLP, and is on the Board of Directors and Audit Committee of OYO GEOspace Corporation. Mr. Moody is a BA graduate (1962) and MPA Accounting Graduate (1968) from the University of Texas at Austin.
          Committees
          Our Executive Committee was formed on November 14, 2001, and is made up of Messrs. Randy Bayne, Vice Chairman, President and Chief Executive Officer and Henry Houston, Executive Vice President and Chief Financial Officer. Our Compensation Committee, which was formed on December 24, 2001, is made up of Mr. Richard Webb, Chairman of the Board and Dan Granader, Chairman of the Committee. The Audit Committee was formed on November 8, 2005, and is made up of William H. Moody, Chairman, and Steve Phelps and has one vacancy. Our Board of Directors as a group selects the director nominees and will consider suggestions by shareholders for names of possible future nominees delivered in writing to our Secretary 90 days before the mailing of the proxy statement relating to the meeting at which directors will be elected.
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
Audit Committee and Financial Expert
          The audit committee assists the Board in filling its oversight responsibilities for financial reporting by the Company. Audit committee members are prohibited from serving on more than four audit committees of public companies. The audit committee is solely responsible for the engagement and discharge of independent auditors, and reviews the quarterly and annual financial results. The committee reviews the audit plan and the results of the audit with the independent auditors, the independence of the auditors, the range of audit fees, the scope and adequacy of the Company’s system of internal accounting controls and the Company’s risk management policies. The audit committee is currently composed of two directors and has one vacancy. Each of the audit committee members qualifies as independent pursuant to the Nasdaq listing standards.
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
Item 10. Executive Compensation.
          The following table summarizes the compensation paid to our Chief Executive Officer and the two other most highly compensated executive officers for services rendered in all capacities to us during the year ended December 31, 2006.
Summary Compensation Table

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Randy S. Bayne, President, CEO, and Director	2006	$200,000	$0	$0	$959,658	$0	$0	$20,444	$1,180,102
Henry Houston, Vice-President, CFO, and Director	2006	$200,000	$0	$29,581	$479,829	$0	$0	$4,488	$713,898
Mark Van Eman, Vice-President of Operations	2006	$151,333	$0	$0	$0	$0	$0	$0	$151,333
Outstanding Equity Awards at December 31, 2006

	Option awards
	Number of	Number of
	securities	securities	Equity incentive plan
	underlying	underlying	awards: number of
	unexercised	unexercised	securities underlying
	options	options	unexercised unearned	Option exercise
Name	(#) Exercisable	(#) Unexercisable	options (#)	price ($)	Option expiration date
Randy S. Bayne, President, CEO, and Director	1,200,000	0	0	$1.00	10/15/12
Randy S. Bayne, President, CEO, and Director	2,500,000	0	0	$0.50	3/28/11
Henry Houston, Vice-President, CFO, and Director	300,000	0	0	$1.00	10/15/12
Henry Houston, Vice-President, CFO, and Director	1,250,000	0	0	$0.50	3/28/11
Mark Van Eman, Vice-President of Operations	100,000	0	0	$1.00	10/15/12

	Stock awards
	Number of	Market value of	Equity incentive plan awards:
	shares or units of	shares or units of	number of unearned shares,	Equity incentive plan awards: market or
	stock that have	stock that have not	units or other rights that have	payout value of unearned shares,units or
	not vested	vested	not vested	other rights that have not vested
Name	(#)	($)	(#)	($)
Randy S. Bayne, President, CEO, and Director	0	$0	0	$0
Henry Houston, Vice-President, CFO, and Director	120,000	$68,400	0	$0
Mark Van Eman, Vice-President of Operations	0	$0	0	$0
Directors’ Compensation

					Non-qualified
	Fees earned			Non-equity	deferred
	or paid in		Option	incentive plan	compensation	All other
	cash	Stock awards	awards	compensation	earnings	compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Richard C. Webb	$0	$0	$35,612	$0	$0	$207,000	$242,612
Dan Granader	$0	$0	$22,629	$0	$0	$0	$22,629
Steve Phelps	$0	$0	$18,036	$0	$0	$0	$18,036
William H. Moody	$0	$0	$27,054	$0	$0	$0	$27,054
Stock Option Plan
          The Company has two stock based incentive plans under which grants may be made to Directors, employees and agents of the Company.
•	On November 18, 2004, our shareholders amended our 2003 Incentive Stock Option Plan so that under the 2004 Incentive Stock Option Plan up to 1,000,000 options for common shares may be granted. At March , 2007, 340,000 options had been granted at prices ranging from $0.35 to $0.45 per share.

•	Effective September 7, 2006, the Board of Directors established the Omnibus Stock and Incentive Compensation Plan 2006 to replace the 2004 Non-qualified Stock Option Plan. The new plan permits the grant of 10,000,000 shares of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, or performance units. On March , 2007, 120,000 restricted shares and options for 6,715,000 shares at prices ranging from $0.50 to $1.60 per share had been granted.
Long Term Incentive Plans
          We do not have any long term incentive plans. No retirement, pension, insurance programs or other similar programs have been adopted by us for the benefit of our employees. We do have a group medical plan for which we pay the employee portion.
Employment Contracts and Termination of Employment Arrangements
     We entered into a five-year employment agreement with Randy Bayne (our President and CEO) effective October 15, 2002. Mr. Bayne’s employment agreement provides for a base annual salary of $200,000. On October 15, 2002, we also entered into three-year employment agreement with Henry Houston (our Vice President and CFO). The contract called for an annual base salary of $200,000. The annual base salary will be reviewed by the Compensation Committee at least annually. Each of the employee agreements have an option, at the sole of discretion of Mr. Bayne and Mr. Houston, to extend and renew the agreement twice, for one additional year. If extended the maximum number or times, Mr. Bayne’s agreement would run through October 2009 and Mr. Houston’s agreement would run through October 2007.
     Pursuant to his employment agreement, Mr. Bayne received 1,200,000 stock options of which 1,000,000 vested immediately, 100,000 vested on October 15, 2003, and the remaining 100,000 vested on October 15, 2004. Mr. Houston received 300,000 stock options of which 100,000 vested immediately, 100,000 vested in October 2003, and the remaining 100,000 vested in October 15, 2004.
     During 2006 the Board granted Mr. Bayne and Mr. Houston options to purchase 2,500,000 and 1,250,000 shares of common stock respectively at $0.50 per share. The options vested immediately. The Board also granted Mr. Houston 120,000 shares of stock which vest at the rate of 10,000 shares per month beginning in January 2007.
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
Director Compensation
      All of our outside directors receive an option to purchase 10,000 shares of our common stock each quarter as compensation. The full Board determined in 2004 that Directors would receive compensation only in the form of options since the Company was not at that time in a position to pay its Directors a cash fee and because options are non-taxable until exercised as compared with stock grants. Although the Board reviews compensation issues annually, we do not foresee changing this policy in the near term as the Company remains in the development stage. The Board chose a number of shares deemed to be reflective of a level at which the Directors might reasonable expect to earn a range of $50,000 to $100,000 annually upon exercise at a future date. The share price is always the closing price at the date of grant, which is the meeting date at which a Director is elected (normally our annual meeting). The Chairman of our Audit Committee receives an additional 5,000 share option per quarter. During our most recent fiscal year, Mr. Granader had options vest to purchase 40,000 shares of our common stock at $1.10 per share and 50,000 shares of our common stock at $0.50 per share; Mr. Phelps had options vest to purchase 10,000 shares of our common stock at $1.10 per share and 80,000 shares of our common stock at $0.80 per share; and Mr. Moody had options vest to purchase 120,000 shares of our common stock at $0.80 per share.
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
     Our Bylaws further provide that we shall indemnify our officers and directors against liabilities and expenses actually and reasonably incurred by them in connection with any claims made against them, or the defense of any action to which they may he made a party, by reason of their having been our officer or director. However, no director or officer shall be indemnified against any matters as to which he is judged to be liable for negligent or willful misconduct in the performance of his duties or for which indemnification would be against public policy.
     While we believe that these provisions are standard and necessary to assist us in attracting and retaining qualified individuals to serve as directors, they could also serve to insulate our directors against liability for actions which damage us or our shareholders. Furthermore our assets could be used or attached to satisfy any liabilities subject to indemnification.
EQUITY COMPENSATION PLAN INFORMATION
     The following table summarizes certain information with respect to our compensation plans and individual compensation arrangements under which our equity securities have been authorized for issuance as of the fiscal year ended December 31, 2006:

(c)
Number of securities
	(a)		Remaining available
	Number of Securities	(b)	For future issuance
	to be issued upon	Weighted-average	Under equitable
	exercise of outstanding	Exercise price of	Compensation plans
	options, warrants and	Outstanding options,	(excluding securities
Plan Category	rights(1)	Warrants and rights	Reflected in column(s))
Equity compensation plans approved by shareholders	7,055,000	$0.72	3,945,000

Total	7,055,000	$0.72	3,945,000

(1)	Represents shares issued pursuant to our 2004 Incentive Stock Option Plan and our Omnibus Stock and Incentive Compensation Plan 2006.
Item 11. – Security Ownership of Certain Owners and Management.
     The following table sets forth information regarding the beneficial ownership of our common stock as of March 9, 2007 by (i) each of our executive officers, directors and director nominees; (ii) all executive officers, directors and director nominees as a group; and (iii) each person who beneficially owns more than 5% of our common stock (“Principal Shareholder”). Except as noted, each person has sole voting and investment power with respect to the shares shown.
     The information presented below does not assume that any shares of common stock issuable upon conversion of the Series A Preferred, the Series B Preferred and the warrants are outstanding, except for those such instruments held by each of the individuals therein which are assumed to have those shares of common stock issued thereunder.
     We are not aware of any contractual arrangements or pledges of our securities that may at a subsequent date result in our change of control.

Name and Address of	Shares of Common Stock
Beneficial Owner	Beneficially Owned (1)		Percent of Class Beneficially Owned(1)
Randy S. Bayne, Director	3,997,851	(3)	21.0%
President & CEO 3657 Briarpark Suite 100 Houston, TX 77042

Henry Houston, CFO	1,572,000	(5)	9.2%
V. P. & Director 3657 Briarpark Suite 100 Houston, TX 77471

Richard C. Webb, Director	840,067	(4)	5.2%
2500 Citywest Blvd. Suite 590 Houston, TX 77042

Dan Granader, Director	8,733,407	(10) (18)	39.4%
160 Church Road Goldcreek, MT 59733

Steve Phelps, Director	355,000	(11)	2.2%
4207 Fairmont Pkwy Pasadena, TX 77504

William H. Moody, Director	120,000	(16)	.8%
2309 Birkdale Kerrville, TX 78028

All Directors and Executive	15,638,324		55.1%
Officers as a Group (6 Persons)

Name and Address of	Shares of Common Stock
Beneficial Owner	Beneficially Owned (1)		Percent of Class Beneficially Owned(1)
George Ball	890,675	(6) (7)	5.4%
Principal Shareholder Suite 3100 Houston, TX 77002

Ben Morris	890,675	(6) (8)	5.4%
Principal Shareholder 600 Travis, Suite 3100 Houston, TX 77002

Don A. Sanders	10,803,347	(6) (9) (12)	41.7%
Principal Shareholder 600 Travis Suite 3100 Houston, TX 77002

Estate of Harry L. Bayne	750,504	(2)	4.8%
Principal Shareholder 3657 Briarpark Suite 100 Houston, TX 77042

Alan Granader	24,826,270	(13)	64.5%
Principal Shareholder 5839 West Maple Suite 103 West Bloomfield, Michigan 48322

Estate of Harry Granader	9,343,516	(18) (19)	40.7%
Principal Shareholder 18431 Warwick Street Beverly Hills, Michigan 48025

Neil Granader Principal Shareholder 1304 Randol Avenue San Jose, California 95126	3,824,181	(14)	21.0%

Mark Sullivan	1,185,000	(15)	3.3%
Principal Shareholder 600 South Ripple Creek Drive #3 Houston, TX 77057

Robert Duncan	4,550,067	(17)	23.4%
Principal Shareholder 1900 West Loop South Suite 1300 Houston, TX 77027

(1)	Rule 13d-3 under the Securities Exchange Act of 1934 provides the determination of beneficial owners of securities. That rule includes as beneficial owners of securities, any person who directly or indirectly has, or shares, voting power and/or investment power with respect to such securities. Rule 13d-3 also includes as a beneficial owner of a security any person who has the right to acquire beneficial ownership of such security within 60 days through any means, including the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

(2)	Consists of: (i) 444,416 shares of common stock held in the name of BACO International, which were issued pursuant to an Equity Agreement dated August 22, 2001, in exchange for the cancellation of indebtedness; and (ii) 306,088 shares held by Harry Bayne’s widow and executrix of the estate.

(3)	Consists of: (i) options presently exercisable to purchase 1,200,000 shares of common stock at a price of $1.00 per share; (ii) 625 shares held by Randy Bayne’s spouse; (iii) options presently exercisable to purchase 2,500,000 shares of common stock at a price of $0.50 per share; (iv) 975,000 shares of common stock; (v) 33,333 shares of common stock issuable upon the conversion of 25 shares of Series A Preferred Stock; and (vi) warrants to purchase 16,675 shares of common stock at $0.75 per share issued to Series A shareholders.. Pursuant to the SMH Varitek LLC loan transaction, to the extent that Randy Bayne exercises any options, he is obligated to transfer to SMH Varitek LLC 25% of the shares acquired upon such exercise, up to 300,000 shares, and 427,782 shares of common stock as additional consideration for the loan. Mr. Bayne is the beneficial owner of less than 1% of the outstanding shares of Series A Preferred Stock.

(4)	Consists of (i) 266,667 shares of common stock issuable upon the conversion of 200 shares of Series A Preferred Stock; (ii) warrants to purchase 133,400 shares of common stock at $0.75 per share issued to Series A shareholders; (iii) options to purchase 190,000 shares of common stock at $1.60 per share owned by Richard Webb; and (iv) warrants to purchase 250,000 shares of common stock at $0.75 per share issued to Abshier Webb & Donnelly, LLC. Mr. Webb is the beneficial owner of 4.5% of the outstanding shares of Series A Preferred Stock. Although Mr. Webb is a former principal with Sanders Morris Harris, his beneficial ownership does not include any securities owned by Sanders Morris or SMH Varitek LLC. See note 9 below.

(5)	Consists of: (i) 22,000 shares of common stock; (ii) options presently exercisable to purchase 300,000 shares of common stock at a price of $1.00 per share; and (iii) options presently exercisable to purchase 1,250,000 shares of common stock at a price of $0.50.

(6)	George Ball is the Chairman of the Board of Directors of Sanders Morris Harris, Inc., Ben Morris is the CFO and a director of Sanders Morris, and Don Sanders is an executive officer and director of Sanders Morris. Messrs. Ball, Morris and Sanders are also investors in SMH Varitek. Messrs. Ball, Morris and Sanders are deemed to be beneficial owners of the securities of Varitek owned by Sanders Morris. Mr. Sanders is deemed to be the beneficial owner of the securities of Varitek owned by SMH Varitek.

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

(7)	Includes (i) 33,333 shares of common stock issuable upon the conversion of 25 shares of Series A Preferred Stock; (ii) 53,333 shares of common stock issuable upon conversion of 40 shares of Series B Preferred Stock owned by Mr. Ball; and (iii) 102,008 shares of common stock issuable upon the exercise of warrants to purchase common stock at $0.75 per share. Mr. Ball is the beneficial owner of less than 1% of the outstanding shares of Series A and B Preferred Stock. See note 6.

(8)	Includes (i) 33,333 shares of common stock issuable upon the conversion of 25 shares of Series A Preferred Stock: (ii) 53,333 shares of common stock issuable upon conversion of 40 shares of Series B Preferred Stock owned by Mr. Morris; and (iii) 102,008 shares of common stock issuable upon the exercise of warrants to purchase common stock at $0.75 per share. Mr. Morris is the beneficial owner of less than 1% of the outstanding shares of Series A and B Preferred Stock. See note 6.

(9)	Includes 1,642,524 shares of common stock issuable upon the conversion of shares of Series A Preferred Stock beneficially owned by Don Sanders and held by: (i) Don Sanders & Tanya Drury TTE FBO Tanya Drury Non Exempt Trust (21); (ii) Sanders II Investments Ltd. (400); (iii) the Sanders Opportunity Fund, L.P. (84); (iv) the Sanders Opportunity Fund (Institutional), L.P. (316). Also includes 547,857 shares of common stock issuable upon the exercise of warrants to purchase common stock at $0.75 per share. Mr. Sanders is the beneficial owner of 18.9% of the outstanding shares of Series A Preferred Stock. See note 6.

(10)	Consists of: (i) 2,135,134 shares of common stock; (ii) warrants presently exercisable to purchase 3,750 shares of common stock at a purchase price of $1.00 per share; (iii) 800,000 shares of common stock issuable at $0.75 per share upon the conversion of secured notes payable; (iv) 4,360,200 shares of common stock issuable upon exercise of warrants to purchase common stock at $0.75 per share; and (v) options exercisable to purchase 40,000 shares of common stock at a purchase price of $1.10 per share, and 50,000 shares of common stock at a purchase price of $0.50 per share.

(11)	Consists of: (i) 100,000 shares of common stock owned by Mr. Phelps; (ii) options exercisable to purchase 90,000 shares of common stock at prices ranging from $0.80 — $1.10 per share; (iii) warrants to purchase 85,000 shares of common stock with exercise prices ranging from $0.75 to $1.00 per share, and (iv) 80,000 shares of common stock issuable upon conversion of 60 shares of Series B Preferred Stock. Mr. Phelps is the beneficial owner of less than 1% of the Series B Preferred Stock.

(12)	Includes 600,000 common shares issuable upon the conversion of shares of Series B Preferred Stock beneficially owned by Don Sanders and held by: (i) the Sanders Opportunity Fund Institutional, L.P. (169.4); (ii) the Sanders Opportunity Fund L.P. (55.6); and (iii) Don Sanders (225). Also includes 960,000 common shares issuable to the same funds upon exercise of warrants at $0.75 per share; 82,333 shares of common stock issuable upon the conversion of 61.75 shares of Series B Preferred Stock held by the Sanders Opportunity Fund L.P.; 82,333 shares of common stock issuable upon exercise of warrants to purchase common stock at $0.75 per share to the Sanders Opportunity Fund L.P.; 251,000 shares of common stock issuable upon the conversion of 188.25 shares of Series B Preferred Stock held by the Sanders Opportunity Fund Institutional, L.P.; and 251,000 shares of common stock issuable upon exercise of warrants to purchase common stock at $0.75 per share to the Sanders Opportunity Fund Institutional, L.P . Mr. Sanders is the beneficial owner of 33.2% of the Series B Preferred Stock.

(13)	Consists of: (i) 1,876,680 shares of common stock; (ii) warrants presently exercisable to purchase 151,250 shares of common stock at a purchase price of $1.00 per share; (iii) 1,873,333 shares of common stock issuable upon the conversion of 1,405 shares of Series B Preferred Stock; (v) 17,725,007 shares of common stock issuable upon exercise of warrants to purchase common stock at $0.75 per share; and (vi) 3,200,000 shares of common stock issuable at $0.75 per share upon the conversion of secured notes payable . Alan Granader is the owner of 21.2% of the Series B Preferred Stock.

(14)	Consists of: (i) 1,154,156 shares of common stock; (ii)warrants presently exercisable to purchase 100,000 shares of common stock at a purchase price of $1.00 per share; (iii) 373,333 shares of common stock issuable upon the conversion of 280 shares of Series B Preferred Stock; and (iv) 2,096,692 shares of common stock issuable upon exercise of warrants to purchase common stock at $0.75 per share. Neil Granader is the owner of 4.2% of the Series B Preferred Stock.

(15)	Includes 860,000 shares of common stock and options exercisable to purchase 325,000 shares of common stock at prices ranging from $1.00 — $1.60 per share.

(16)	Includes options exercisable to purchase 120,000 shares of common stock at a purchase price of $0.80 per share.

(17)	Consists of: (i) 2,133,400 shares of common stock issuable upon exercise of warrants to purchase common stock at $0.75 per share; (ii) 266,667 shares of common stock issuable upon the conversion of 200 shares of Series A Preferred Stock; (iii) 650,000 shares of common stock; (iv) 750,000 shares of common stock issuable at $0.50 per share upon the conversion of notes payable; and (v) 750,000 shares of common stock issuable upon exercise of warrants to purchase common stock at $0.50 per share . Mr. Duncan is the beneficial owner of less than 5% of the Series A Preferred Stock.

(18)	Dan and Harry Granader ownership in joint accounts consists of: (i) warrants presently exercisable to purchase 91,500 shares of common stock at a purchase price of $1.00 per share; and (ii) warrants presently exercisable to purchase 1,088,117 shares of common stock at a purchase price of $0.75 per share.

(19)	Consists of: (i) 1,911,099 shares of common stock; (ii) 800,000 shares of common stock issuable at $0.75 per share upon the conversion of secured notes payable; and (iii) 5,452,800 shares of common stock issuable upon exercise of warrants to purchase common stock at $0.75 per share.

Item 12. Certain Relationships and Related Transactions; and Director Independence
     During the last two years, there have been no material transactions between us and any officer, director, or any shareholder owning greater than 5% of our outstanding shares, nor any member of the above-referenced individuals’ immediate family, except for the transaction described below.
     Effective August 19, 2005, we signed convertible notes payable of $3,600,000 with members of the Granader family. The notes require funding over a period from August 2005 through May 2006 and our secured by our intellectual property. The notes bear interest at 5% per year for three years. The notes are convertible into common stock at a conversion price of $0.75 per share. Warrants, due February 28, 2011, to purchase 14,400,000 shares of common stock at $0.75 per share were also issued to the note holders.
     On March 14, 2006, we signed a note payable of $800,000 with Robert Duncan, a related party. On May 9, 2006, the note payable was repaid. As a result, Mr. Duncan received, from other related parties, 400,000 shares of common stock.
     On May 22, 2006, we signed a note payable of $750,000 with Robert Duncan, a related party. The note was due on November 27, 2006. On December 19, 2006, we converted the $750,000 into the following: 1) $375,000 note payable due on June 19, 2007 and 2) $375,000 convertible notes payable due February 28, 2012. We issued 125,000 shares of common stock, in lieu of interest, for the non-convertible notes and the convertible notes bear interest at 4% per year. The convertible notes are convertible into common stock at a conversion price of $0.50 per share. Warrants, due February 28, 2012, to purchase 750,000 shares of common stock at $0.50 per share were also issued.
     From March 2006 through July 2006, we incurred $167,000 of consulting fees with Abshier, Webb & Donnelly, a related party, in conjunction with the placement of various note agreements.
     On October 30, 2006, we received $125,000 from Penny Bayne, a related party. The terms of this funding will be finalized upon the closing of the private placement.
     From November 2006 through December 2006, we received $1,550,000 from members of the Grander family. The terms of this funding will be finalized upon the closing of the private placement.
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
Item 13. Exhibits
(a)	The following exhibits are filed with or incorporated by reference to this annual report.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3 to the Company’s quarterly report on Form 10-QSB filed with the Commission on November 13, 2006 (File No. 333-106247))

3.2	Remote Knowledge, Inc. Bylaws (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form SB-2/A filed with the Commission on October 27, 2003 (File No. 333-106247))

3.3	Certificate of Merger of Varitek Industries, Inc. and Remote Knowledge, Inc. (Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form SB-2/A filed with the Commission on October 27, 2003 (File No. 333-106247))

Exhibit No.	Description
4.1	Warrant to purchase 22,500 shares issued to Orrin H. Swayze on March 21, 2002 (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

4.2	Amended and Restated Warrant to purchase 553,400 shares issued to Sanders Morris Harris, Inc. on December 5, 2002 (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

4.3	Warrant to purchase 1,500,000 shares issued to SMH Varitek LLC on November 27, 2002 (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

4.4	Form of warrant issued to noteholders on January 31, 2003 (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

4.5	Form of warrant issued to noteholders on April 16, 2003 (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

4.6	Series B Preferred Stock Designation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 5, 2004 (File No. 333-106247))

4.7	Form of Warrant issued in connection with Issuance of Series B Preferred Stock on March 30, 2004 Designation (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 5, 2004 (File No. 333-106247))

10.1	Employment Agreement of Randy S. Bayne (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

10.2	Employment Agreement of Henry Houston (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB filed with the Commission on March 31, 2005 (File No. 333-106247))

10.3	Employment Agreement of Mark Sullivan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2005 (File No. 333-106247))

10.4	Varitek Industries, Inc. 2002 Stock Option Plan as amended and ISO Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 22, 2003 (File No. 333-106247))

10.5	Equity Agreement dated as of August 22, 2001, between Varitek and BACO International (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

10.6	First Amendment to Equity Agreement between Varitek and BACO International dated as of March 20, 2002 (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

10.7	Voting Agreement dated as of March 21, 2002, among Sanders Morris Harris Inc., Varitek, Harry Bayne, BACO International, Randy Bayne and Arthur Goetze (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

10.8	Placement Agent Agreement between Varitek and Sanders Morris Harris, Inc. dated March 21, 2002 (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

10.9	Amendment 1 to Placement Agent Agreement dated November 26, 2002 (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

Exhibit No.	Description
10.10	Financial Advisory Agreement between Varitek and Sanders Morris Harris Inc. dated September 28, 2001 (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

10.11	Stockholders Agreement dated as of November 27, 2002, among SMH Varitek LLC, Varitek, Harry Bayne, BACO International and Randy Bayne (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

10.12	Letter Agreement dated as of November 27, 2002, between SMH Varitek LLC and Randy Bayne (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

10.13	Guaranteed Promissory Note in the principal amount of $500,000 dated as of June 28, 2005, issued by Robert Duncan and guaranteed by Alan Granader, Daniel Granader and Harry Granader (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-QSB filed with the Commission on August 12, 2005 (File No. 333-106247))

10.14	Secured Promissory Notes in the principal amount of $3,600,000 dated as of August 19, 2005, issued by the Alan Granader Irrevocable Family Trust, Daniel Granader, Alan Granader, Harry Granader, and Neil Granader (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB filed with the Commission March 31, 2006 (File No. 333-106247))

10.15	License Agreement between Cislunar and Varitek (Incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form SB-2 filed with the Commission on October 27, 2003 (File No. 333-106247))

10.16	Dan Goodhall Settlement Agreement Amended (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB filed with the Commission on March 31, 2005 (File No. 333-106247))

10.17	Sprint Advantage Agreement (Incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form SB-2/A filed with the Commission on December 22, 2003 (File No. 333-106247))

10.18	Oracle Settlement Agreement (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB filed with the Commission on March 31, 2005 (File No. 333-106247))

10.19	Guaranteed Promissory Note in the principal amount of $800,000 dated as of March 13, 2006, issued by Robert Duncan and guaranteed by Alan Granader, Daniel Granader and Harry Granader (Incorporated by reference to Exhibit 10-19 to the Company’s Annual Report on Form 10-KSB filed with the commission of March 31, 2006 (File No. 333-106247))

10.20	Guaranteed Promissory Note dated March 14, 2006 in the amount of $800,000 payable to Robert D. Duncan (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-QSB filed with the Commission on August 11, 2006 (File No. 333-106247))

10.21	Put Agreement dated March 9, 2006 for 400,000 common shares at $0.50 with Robert D. Duncan (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-QSB filed with the Commission on August 11, 2006 (File No. 333-106247))

10.22	Guaranteed Promissory Note dated March 31, 2006 in the amount of $200,000 payable to Hydie McAlister (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-QSB filed with the Commission on August 11, 2006 (File No. 333-106247))

10.23	Put Agreement dated March 28, 2006 for 100,000 common shares at $0.50 with Hydie McAlister (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-QSB filed with the Commission on August 11, 2006 (File No. 333-106247))

10.24	Bridge Loan Promissory Note dated May 22, 2006 in the amount of $750,000 payable to Robert D. Duncan (incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-QSB filed with the Commission on August 11, 2006 (File No. 333-106247))

10.25	Bridge Loan Promissory Note dated May 22, 2006 in the amount of $750,000 payable to John R. Huff (incorporated by reference to Exhibit 10.7 to the Company’s quarterly report on Form 10-QSB filed with the Commission on August 11, 2006 (File No. 333-106247))

Exhibit No.	Description
10.26	Subscription Agreement dated May 10, 2006 for 45 units (Series B Preferred Stock and Warrants) with 6C Ranches (incorporated by reference to Exhibit 10.8 to the Company’s quarterly report on Form 10-QSB filed with the Commission on August 11, 2006 (File No. 333-106247))

10.27	Bridge Loan Promissory Note dated July 25, 2006 in the amount of $250,000 payable to Lewis Ventures, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-QSB filed with the Commission on November 13, 2006 (File No. 333-106247))

10.28	Bridge Loan Promissory Note dated September 8, 2006 in the amount of $200,000 payable to Ralph H. Lord (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-QSB filed with the Commission on November 13, 2006 (File No. 333-106247))

10.29	Subscription Agreement dated July 10, 2006 for 100 Units (Series B Preferred Stock and Warrants) with OSA Pension & Trust Eugene F. Morris (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-QSB filed with the Commission on November 13, 2006 (File No. 333-106247))

10.30	Omnibus Stock and Incentive Compensation Plan 2006 effective as of September 7, 2006 (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-QSB filed with the Commission on November 13, 2006 (File No. 333-106247))

10.31	Guaranteed Bridge Loan Promissory Note dated December 19, 2006 in the amount of $375,000 payable to Robert D. Duncan*

10.32	Subscription Agreement dated December 19, 2006 for 375 Units (Convertible Promissory Note and Warrants), Convertible Promissory Note for $375,000, and warrants with Robert D. Duncan*

10.33	Promissory Note dated December 20, 2006 in the amount of $95,730.80 payable to Daniel Goodhall*

10.34	Promissory Note dated December 31, 2006 in the amount of $385,000 payable to Lockheed Martin Services, Inc.*

10.35	Development Agreement between the Company and Raymarine plc dated January 5, 2007* **

10.36	Bridge Loan Promissory Note dated March 5, 2007 in the amount of $50,000 payable to Fielding L. Cocke*

10.37	Guaranteed Bridge Loan Promissory Note dated March 5, 2007 in the amount of $300,000 payable to Jeffrey J. Bell*

10.38	Extension of Guaranteed Bridge Loan Promissory Note dated January 31, 2007 in the amount of $250,000 payable to Lewie Ventures LP*

10.39	Extension of Guaranteed Bridge Loan Promissory Note dated March 15, 2007 in the amount of $200,000 payable to Ralph H. Lord*

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-KSB filed with the Commission March 31, 2006 (File No. 333-106247))

31.1	Rule 13a-14 Certification.*

31.2	Rule 13a-14 Certification.*

32.1	Section 1350 Certification.*

*	Filed herewith
**	Confidential Treatment has been requested for portions of this exhibit.

Item 14. Principal Accountant Fees and Services
The following table summarizes the fees billed to us by Hein & Associates LLP.

	2004	2005	2006
1) Audit Fees	$95,000	$99,000	$90,000
2) Audit related fees and services	$—	$—	$—
3) Fees for tax related services	$—	$—	$—
4) All other fees	$—	$17,500	$—

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
December 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Shareholders
Remote Knowledge, Inc.
We have audited the accompanying balance sheet of Remote Knowledge, Inc. (the “Company”), a development stage enterprise, as of December 31, 2006 and the related statements of operations, shareholders’ deficit and cash flows for the years ended December 31, 2006 and 2005 and for the period from January 1, 2001, (inception of development stage) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Remote Knowledge, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period from January 1, 2001 (inception of development stage) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has suffered significant losses and has a working capital deficit of $5,009,397 and a shareholders’ deficit of $6,464,267 at December 31, 2006, which matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in note 2 to the accompanying financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
/s/ Hein & Associates LLP
Hein & Associates llp
Houston, Texas
March 28, 2007

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
BALANCE SHEET

December 31,
2006
ASSETS
Current Assets
Cash and cash equivalents	$519,583
Accounts receivable	4,715
Prepaid and other current assets	86,346

Total current assets	610,644

Property and Equipment, net	387,487

Total assets	$998,131

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable – trade	$244,976
Accrued expenses	2,182,418
Payable to shareholder	127,926
Shareholder advances	1,775,000
Notes payable-related party-net of discount of $72,390	355,110
Notes payable-net of discount of $28,030	934,611

Total current liabilities	5,620,041

Notes payable-related party-long-term, net of discount of $2,102,643	1,842,357

Total liabilities	7,462,398

Commitments and Contingencies (notes 3 and 9)

Shareholders’ Deficit:
Preferred stock – series A, $.001 par value; 15,000 shares authorized; 4,339 shares issued and outstanding	4
Preferred stock – series B, $.001 par value; 20,000 shares authorized; 6,504 shares issued and outstanding	7
Common stock, $.001 par value; 150,000,000 shares authorized; 14,986,647 shares issued and outstanding	14,987
Additional paid-in capital	63,937,036
Deferred compensation	(43,192)
Shareholder receivable	(45,000)
Accumulated deficit	(10,234,380)
Deficit accumulated during development stage	(60,093,729)

Total shareholders’ deficit	(6,464,267)

Total liabilities and shareholders’ deficit	$998,131

See accompanying notes to these financial statements.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Statements of Operations

			Period From
			January 1,
			2001
			(inception of
			development stage)
			to December
	Years ended December 31,		31,
	2006	2005	2006
Revenues	$31,517	$7,317	$82,564
Cost of Goods Sold	31,135	5,922	76,033

Gross Profit	382	1,395	6,531

Operating Costs and Expenses:
Advisory services	—	—	4,169,146
Research and development	606,291	1,340,415	6,192,313
Loss on impairment of assets	98,589	660,329	2,284,164
Professional fees	353,939	511,443	2,880,008
Advertising and promotion fees	194,756	165,648	1,658,110
General and administrative expenses	4,125,547	4,140,255	18,807,386

Total operating costs and expenses	5,379,122	6,818,090	35,991,127

Loss from Operations	(5,378,740)	(6,816,695)	(35,984,596)

Other Expense (Income):
Interest expense	2,187,716	1,429,510	6,320,296
Amortization of deferred financing costs	—	—	1,188,432
Interest income	—	—	(27,420)
Other income	(18,277)	(3,075)	(21,352)
Other expense	—	5,198	12,698
Debt forgiveness	(323,413)	—	(1,708,391)

Total other expense	1,846,026	1,431,633	5,764,263

Net Loss	$(7,224,766)	$(8,248,328)	$(41,748,859)
See accompanying notes to these financial statements.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Statements of Operations (continued)

			Period From
			January 1,
			2001
			(inception of
			development stage)
			to December
	Years ended December 31,		31,
	2006	2005	2006
Effective Dividend from Amortization of Discount Related to Beneficial Conversion of Mandatorily Redeemable Series A Preferred Stock	—	—	(5,554,000)

Warrants Issued For Release of Redemption Provision of Series A Preferred Stock	—	—	(1,291,912)

Effective Dividend from Amortization of Discount Related to Beneficial Conversion of Series B Preferred Stock and warrants	(486,765)	(2,321,700)	(11,498,958)

Net Loss Attributable to Common Shares	$(7,711,531)	$(10,570,028)	$(60,093,729)

Net Loss Per Share:
Basic and diluted	$(0.54)	$(1.19)	$(8.26)

Number of Shares Used in Calculating Net Loss Per Share:
Basic and diluted	14,257,908	8,886,891	7,274,074
See accompanying notes to these financial statements.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Statements of Shareholders’ Deficit
Period from January 1, 2001 (Inception of Development Stage) to December 31, 2006

	PREFERRED STOCK
											Deficit
											Accumulated
							Additional				During
	SERIES A		SERIES B		Common Stock		Paid–In	Deferred	Shareholder	accumulated	Development
	Shares	Capital	Shares	Capital	Shares	Capital	Capital	Compensation	Receivable	Deficit	Stage	Total
Balances, January 1, 2001 (inception of development stage)	—	$—	—	$—	$3,142,774	$3,143	$8,125,719	$—	$(226,413)	$(10,234,380)	$—	$(2,331,931)
Sale of common stock ($2.00 per share)	—	—	—	—	451,900	452	903,348	—	—	—	—	903,800
Issuance of common stock for services ($2.08 – $8.08 per share)	—	—	—	—	978,709	979	4,600,754	—	—	—	—	4,601,733
Issuance of common stock for related party debt ($2.08 per share)	—	—	—	—	444,416	444	888,388	—	—	—	—	888,832
Stock—based compensation ($2.00 – $4.00 per share)	—	—	—	—	—	—	184,288	—	—	—	—	184,288
Contributions	—	—	—	—	—	—	27,900	—	—	—	—	27,900
Net loss	—	—	—	—	—	—	—	—	—	—	(9,868,125)	(9,868,125)

Balances, December 31, 2001	—	—	—	—	5,017,799	5,018	14,730,397	—	(226,413)	(10,234,380)	(9,868,125)	(5,593,503)
Issuance of common stock for debt ($4.00 per share)	—	—	—	—	175,000	175	699,825	—	—	—	—	700,000
Issuance of common stock for services ($1.30 – $3.80 per share)	—	—	—	—	230,125	230	408,532	—	—	—	—	408,762
Stock—based compensation ($2.00 – $2.25 per share)	—	—	—	—	—	—	44,271	—	—	—	—	44,271
Retirement of common stock ($0.00 – $4.00 per share)	—	—	—	—	(185,750)	(186)	(79,814)	—	80,000	—	—	—
Issuance of warrants for loans ($0.01 – $1.00 per share)	—	—	—	—	—	—	1,107,208	—	—	—	—	1,107,208
Effective dividend related to beneficial conversion of preferred stock	—	—	—	—	—	—	—	—	—	—	(3,655,852)	(3,655,852)
Capital contributed for placement of debt	—	—	—	—	—	—	1,188,432	—	—	—	—	1,188,432
Discount on mandatorily redeemable preferred stock	—	—	—	—	—	—	5,554,000	—	—	—	—	5,554,000
Offering costs of mandatorily redeemable preferred stock	—	—	—	—	—	—	(513,967)	—	—	—	—	(513,967)
Net loss	—	—	—	—	—	—	—	—	—	—	(4,584,048)	(4,584,048)

Balances, December 31, 2002	—	—	—	—	5,237,174	5,237	23,138,884	—	(146,413)	(10,234,380)	(18,108,025)	(5,344,697)
See accompanying notes to these financial statements.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Statements of Shareholders’ Deficit (continued)
Period from January 1, 2001 (Inception of Development Stage) to December 31, 2006

	PREFERRED STOCK
											Deficit
											Accumulated
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

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Statements of Shareholders’ Deficit (continued)
Period from January 1, 2001 (Inception of Development Stage) to December 31, 2006

	PREFERRED STOCK
											Deficit
											Accumulated
							Additional				During
	SERIES A		SERIES B		Common Stock		Paid–In	Deferred	Shareholder	accumulated	Development
	Shares	Capital	Shares	Capital	Shares	Capital	Capital	Compensation	Receivable	Deficit	Stage	Total
Issuance of common stock upon conversion of preferred stock	(759)	(1)	—	—	1,012,505	1,013	(1,012)	—	—	—	—	—
Warrants issued for release of redemption provision on preferred stock	—	—	—	—	—	—	1,291,912	—	—	—	(1,291,912)	—
Effective dividend related to beneficial conversion of preferred stock	—	—	—	—	—	—	8,690,493	—	—	—	(8,690,493)	—
Net loss	—	—	—	—	—	—	—	—	—	—	(4,564,727)	(4,564,727)

Balances, December 31, 2004	4,775	$5	8,712	$9	6,657,683	$6,658	$50,596,377	$(295,415)	$—	$(10,234,380)	$(41,812,170)	$(1,738,916)
Common stock grant ($0.80 per share)	—	—	—	—	1,000,000	1,000	799,000	—	—	—	—	800,000
Issuance of preferred stock for interest	10	—	—	—	—	—	10,000	—	—	—	—	10,000
Issuance of warrants for interest	—	—	—	—	—	—	104,836	—	—	—	—	104,836
Amortization of deferred compensation	—	—	—	—	—	—	—	182,000	—	—	—	182,000
Issuance of Series B preferred stock (each share of preferred stock convertible into 1,333 shares of common stock)	—	—	2,322	2	—	—	2,313,998	—	—	—	—	2,314,000
Issuance of common stock upon conversion of Series A preferred stock	(371)	(1)	—	—	494,914	495	(494)	—	—	—	—	—
Issuance of common stock upon conversion of Series B preferred stock	—	—	(3,835)	(4)	5,094,000	5,094	(5,090)	—	—	—	—	—
Discount on notes payable	—	—	—	—	—	—	362,795	—	—	—	—	362,795
Discount on convertible debt	—	—	—	—	—	—	1,658,693	—	—	—	—	1,658,693
Discount related to beneficial conversion of convertible debt	—	—	—	—	—	—	946,092	—	—	—	—	946,092
Unamortized discount issued in advance of subsequent funding of convertible debt related to beneficial conversion of convertible debt ($946,092)	—	—	—	—	—	—	(354,785)	—	—	—	—	(354,785)
Effective dividend related to beneficial conversion of preferred stock	—	—	—	—	—	—	2,321,700	—	—	—	(2,321,700)	—
Net loss	—	—	—	—	—	—	—	—	—	—	(8,248,328)	(8,248,328)

Balances, December 31, 2005	4,414	$4	7,199	$7	13,246,597	$13,247	$58,753,120	$(113,413)	$—	$(10,234,380)	$(52,382,198)	$(3,963,613)

See accompanying notes to these financial statements.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Statements of Shareholders’ Deficit (continued)
Period from January 1, 2001 (Inception of Development Stage) to December 31, 2006

	PREFERRED STOCK
											Deficit
											Accumulated
							Additional				During
	SERIES A		SERIES B		Common Stock		Paid–In	Deferred	Shareholder	accumulated	Development
	Shares	Capital	Shares	Capital	Shares	Capital	Capital	Compensation	Receivable	Deficit	Stage	Total
Sale of Series B preferred stock	—	—	—	—	—	—	—	—	(45,000)	—	—	(45,000)
Amortization of deferred compensation	—	—	—	—	—	—	—	70,221	—	—	—	70,221
Issuance of Series B preferred stock (each share of preferred stock convertible into 1,333 shares of common stock)	—	—	520	1	—	—	519,999	—	—	—	—	520,000
Stock-based compensation ($0.35 - $1.10)	—	—	—	—	—	—	1,656,392	—	—	—	—	1,656,392
Issuance of common stock upon conversion of Series A preferred stock	(75)	—	—	—	100,050	100	(100)	—	—	—	—	—
Issuance of common stock upon conversion of Series B preferred stock	—	—	(1,215)	(1)	1,640,000	1,640	(1,639)	—	—	—	—	—
Discount on notes payable	—	—	—	—	—	—	797,500	—	—	—	—	797,500
Discount on convertible debt	—	—	—	—	—	—	1,173,193	—	—	—	—	1,173,193
Discount related to beneficial conversion of convertible debt	—	—	—	—	—	—	551,806	—	—	—	—	551,806
Effective dividend related to beneficial conversion of preferred stock	—	—	—	—	—	—	486,765	—	—	—	(486,765)	—
Net loss	—	—	—	—	—	—	—	—	—	—	(7,224,766)	(7,224,766)

Balances, December 31, 2006	4,339	$4	6,504	$7	14,986,647	$14,987	$63,937,036	$(43,192)	$(45,000)	$(10,234,380)	$(60,093,729)	$(6,464,267)

See accompanying notes to these financial statements.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

			Period From
			January 1, 2001
			(inception of
			development
			stage) to
	Years Ended December 31,		December 31
	2006	2005	2006
Cash Flows From Operating Activities:
Net loss	$(7,224,766)	$(8,428,328)	$(41,748,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount and discount related to beneficial conversion of convertible debt	1,808,664	1,123,567	4,943,250
Depreciation	239,502	229,529	931,482
Loss on impairment of fixed assets	—	—	1,564,282
Amortization of deferred financing costs	—	—	1,188,432
Equity issued for services and interest	1,726,612	1,096,836	9,785,612
Provision for loss on inventory	98,589	660,329	758,918
Debt forgiveness	(323,413)	—	(1,708,391)
Charge off of receivables	—	—	446,414
Changes in assets and liabilities:
Accounts receivable	(815)	17,165	(4,715)
Inventory	54,302	(483,074)	(836,393)
Prepaid and other current assets	24,101	78,848	(53,850)
Accounts payable – trade	(376,787)	267,704	1,126,512
Accrued expenses	(126,369)	1,121,519	1,502,292
Related party payable	—	—	399,259

Net cash used in operating activities	(4,100,380)	(4,135,905)	(21,705,755)

Cash Flows From Investing Activities:
Additions of fixed assets	(80,674)	(75,400)	(1,011,723)
Related party receivable	—	—	(300,000)

Net cash used in investing activities	(80,764)	(75,400)	(1,311,723)

Cash Flows From Financing Activities:
Payments of notes payable	(1,970,767)	(1,163,827)	(3,395,594)
Capital contributions	—	—	27,900
Proceeds from SMH note payable	—	—	1,500,000
Proceeds from short term note payable	2,950,000	585,000	3,535,000
Proceeds from sale of common stock	—	—	903,800
Proceeds from other notes payable	71,413	178,465	3,358,741
Net proceeds from sale of mandatorily redeemable preferred stock	—	—	5,040,033
Net proceeds from sale of series B preferred stock	475,000	2,314,000	7,114,073
Proceeds from related party note payable	3,170,000	2,250,000	5,420,000

Net cash provided by financing activities	4,695,646	4,163,638	23,503,953

Net Change in Cash and Cash Equivalents	514,592	(47,667)	486,475

Cash and Cash Equivalents, beginning of period	4,991	52,658	33,108

Cash and Cash Equivalents, end of period	$519,583	$4,991	$519,583

See accompanying notes to these financial statements.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Statements of Cash Flows (continued)

			Period From
			January 1, 2001
			(inception of
			development
			stage) to
	Years Ended December 31,		December 31
	2006	2005	2006
Non-Cash Transactions:
Issuance of common stock for related party debt	$—	$—	$888,832
Issuance of common stock for debt	$—	$—	$1,157,114
Issuance of common stock for assets	$—	$—	$8,000
Conversion of accounts payable to notes payable	$—	$—	$766,484
Conversion of notes payable to equity	$—	$—	$4,201,000
Contribution of capital by shareholders for financing costs	$—	$—	$1,188,432
Issuance of common stock (100,050 shares; 494,914 shares; and 1,607,469 shares, respectively) upon conversion of Series A preferred stock	$100	$1,507	$1,607
Issuance of common stock (1,640,000 shares; 5,094,000 shares; and 6,734,000 shares, respectively) upon conversion of Series B preferred stock	$1,640	$5,094	$6,734
Issuance of common stock upon conversion of mandatorily redeemable preferred stock classified as debt	$—	$—	$20,000
Reclassification of mandatorily redeemable preferred stock to equity	$—	$—	$5,534,000
Discount related to beneficial conversion of mandatorily redeemable Series A preferred stock	$—	$—	$5,554,000
Warrants issued for release of redemption provision of Series A preferred stock	$—	$—	$1,291,912
Discount related to beneficial conversion of Series B preferred stock and warrants	$486,765	$2,321,700	$11,498,958
Reclassification of demo units from inventory to property and equipment	$—	$77,475	$77,475
Discount related to notes payable	$2,522,500	$2,662,007	$5,184,507
Conversion of note payable into convertible debt	$375,000	$—	$375,000
Conversion of accrued expenses into note payable	$87,028	$—	$87,028

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$202,390	$88,569	$383,122
See accompanying notes to these financial statements.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
1.	Organization

Remote Knowledge, Inc. (the “Company”) was originally incorporated in Texas in 1970 and reincorporated in 2003 in Delaware. It spun off its only operating activities at the end of 2000. Since January 1, 2001, the Company has been in a development stage. The Company develops, delivers and supports proprietary in-motion communication and entertainment products servicing the global marine market. The Company’s technology platforms supply in-motion high-speed Internet and voice services combined with advance on-board concierge and entertainment content. The platforms also support e-mail and text messaging services as well as remote monitoring and control of vessels shipboard systems.

2.	Significant Accounting Policies

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Property and Equipment – Property and equipment are stated at cost. Maintenance and repair costs are charged to expense as incurred; costs of major additions and betterments are capitalized. Depreciation is determined on a straight-line basis using estimated useful lives ranging from three to five years. Depreciation expense for the years ended December 31, 2006 and 2005 was $239,502 and $229,529, respectively and $931,482 since the inception of the Development Stage.

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

Income Taxes – Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss). A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The likelihood of the Company to utilize it’s substantial loss carryforwards is highly uncertain and therefore no deferred tax assets are recorded.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
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
Comprehensive Loss – Comprehensive loss is defined as all changes in shareholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in capital, and certain changes in minimum pension liabilities. The Company’s comprehensive loss was equal to its net loss for all periods presented in these financial statements.
Share-Based Compensation – Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123(R) “Share-Based Payment-Revised 2004” (“SFAS 123(R)”) using the modified prospective transition method. In addition, the SEC issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.
The adoption of SFAS 123(R) resulted in stock compensation expense for the year ended December 31, 2006 of $1,656,392. This expense reduced basic and diluted loss per common share by $0.12 for the year ended December 31, 2006, compared to reported basic and diluted loss per common share of $0.54. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it more likely than not that the related deferred tax assets, which would have been reduced by a full valuation allowance, will not be realized.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending December 31, 2006 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending December 31, 2006 for the expected option term. The expected option term was calculated using the “simplified” method permitted by SAB 107.
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
Pro-Forma Stock Compensation Expense for the Year Ended December 31, 2005
For the year ended December 31, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25. Since all options granted during the year ended December 31, 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recognized. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by Statement of Financial Accounting Standard 148, our net loss and net loss per share would have been increased to the following pro-forma amounts:

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements

		Period from
		January 1, 2001
		(Inception of
		Development
	Year Ended	Stage) to
	December 31, 2005	December 31, 2005
Net loss attributable to common shareholders as reported	$(10,570,028)	$(52,382,198)
Add: Stock-based employee compensation included in reported net loss	21,764	608,558
Deduct: Stock-based employee compensation expense, determined under fair value method for all awards	(307,312)	(5,535,446)

Net loss – pro-forma	$(10,855,576)	$(57,309,086)

Loss per share — basic and diluted, as reported	$(1.19)	$(8.91)

Loss per share — basic and diluted, pro-forma	$(1.22)	$(9.75)

The Company used the Black-Scholes option pricing model to value stock options using the following assumptions: proceeds as set forth in the option agreements; no expected dividend yield; expected volatility ranging from 144% to 301%; risk-free interest rates ranging from 3.1% to 5.0%; and expected lives of 3 – 8 years.
In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative quarterly results have not been restated.
Stock Based Incentive Plans as of the Year Ended December 31, 2006
The Company has two stock based incentive plans under which incentive stock options non-qualified stock options, and restricted stock grants have been, or may be, granted primarily to key employees and non-employee members of the Board of Directors.
•	Under the 2004 Incentive Stock Option Plan, employees providing material services to the Company or any subsidiary of the Company may be awarded options.

•	Effective September 7, 2006, the Board of Directors established the Omnibus Stock and Incentive Compensation Plan 2006 to replace the 2004 Non-qualified Stock Option Plan. The new plan permits the grant of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and performance units and is available to Directors, employees and agents of the Company.
The Board of Directors reserved shares from the Company’s un-issued but authorized shares for issuance upon exercise of stock options under these two plans.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
The following table summarizes stock options outstanding and changes during the year ended December 31, 2006:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Number of Shares	Price	(in years)	Value
Options outstanding at January 1, 2006	3,675,000	$0.99
Granted	3,970,000	0.59
Exercised	(0)	0.00
Canceled or forfeited	(590,000)	1.00

Options outstanding at December 31, 2006	7,055,000	$0.72	5.31	$0

Options exercisable at December 31, 2006	6,446,666	$0.72	4.99	$0

Intrinsic value is the difference between the exercise price and the market price on December 31, 2006, of all options. There were no options exercised during the quarter or year ended December 31, 2006. Shares available for grant under the Plans as of December 31, 2006 were 3,945,000.
Stock options outstanding and currently exercisable at December 31, 2006 are as follows:

		Weighted	Weighted		Weighted
	Number of	Average	Average	Number of	Average
	Options	Contractual	Exercise	Options	Exercise
Exercise prices	Outstanding	Life (in years)	price	Exercisable	Price
$0.35	100,000	4.05		0
0.45	240,000	8.95		145,000
0.50	3,870,000	4.38		3,800,000
0.80	375,000	7.89		250,000
0.90	120,000	4.61		10,000
1.00	1,850,000	5.84		1,775,000
1.10	150,000	7.59		116,666
1.60	350,000	7.27		350,000

	7,055,000	5.31	$0.72	6,446,666	$0.72

Total estimated unrecognized compensation cost from unvested stock options as of December 31, 2006 was approximately $145,000, which is expected to be recognized over a weighted average period of approximately 2 years.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
Compensation expense is measured as the fair value of the options, as of the grant date, calculated using the Black-Scholes option pricing method with the following assumptions:

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005
Weighted average grant date fair value	$0.40	$0.38
Weighed average assumptions used:
Volatility	149%	145%
Expected option term	2 1/2 years	3 years
Risk-free interest rate	4.8%	4.3%
Expected dividend yield	0%	0%
Intrinsic value of options exercised or converted	$0	$0
Modifications of Stock Options Granted
There were no modifications of stock options previously granted.
Restricted Stock
Under the Omnibus Stock and Incentive Compensation Plan 2006 established by the Board of Directors on September 7, 2006, the Company granted 120,000 shares of restricted stock on the same date. The value of the restricted stock grant was $0.57 per share based on the closing price of the Company’s common stock on the date of the grant. The shares will vest at a rate of 10,000 per month beginning on January 31, 2007. In accordance with SFAS 123(R), the Company calculated the compensation cost related to the restricted stock based on the stock price on the date of grant and will record compensation expense over the service period.
Loss Per Share - Loss per share (LPS) is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted LPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Common stock equivalents of 78,295,550 and 70,452,217 for the years ended December 31, 2006, and 2005, respectively, have been excluded from the calculation of weighted-average shares for purposes of calculating diluted net loss per share, as such inclusion is anti-dilutive.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
Reclassifications – Certain reclassifications have been made to prior year amounts to conform to current year presentation.

New Accounting Pronouncements –

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

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact on its financial statements of FIN 48 upon adoption effective in fiscal year 2007.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” This statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is initially applied, except in limited circumstances. The Company expects to adopt SFAS No. 157 beginning January 1, 2008. The Company is currently evaluating the impact that this interpretation may have on its consolidated financial statements.

3.	Going Concern/Management Plans

The Company’s net losses for the years ended December 31, 2006 and 2005 amounted to $7,224,766 and $8,248,328, respectively and $41,748,859 since inception of Development Stage. In addition, the Company to date has minimal revenue and does not expect any meaningful revenue until the first quarter of 2008. As a result of these losses, and the fact the Company has minimal revenue, the Company’s working capital position at December 31, 2006 was a negative $5,009,397. Its ability to generate sufficient cash flows from operations to meet its operating and capital requirements is uncertain, and the Company must raise additional capital in order to continue. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

From January 1, 2001 (Inception of Development Stage) through December 31, 2006 the Company has raised approximately $25,000,000, via various offerings, in order to meet its working capital needs. For further discussion, see Note 5 – Related Party Transactions, Note 6 – Notes Payable, and Note 7 – Shareholders’ Deficit.

On January 5, 2007, the Company entered into an exclusive development, services and supply agreement (the “Agreement”) with Raymarine plc (“Raymarine”). Under the terms of the Agreement, the Company will design, develop and manufacture an in-motion communication and entertainment platform servicing the global marine market (the “Product”). The Company will design, develop and manufacture the Product at the Company’s expense. The Company has also agreed to provide all communications, content and support services for the Product during the term of the Agreement and for an

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
additional five years after the termination of the Agreement. In exchange for paying a licensing fee to the Company, for the term of the Agreement, Raymarine has received an exclusive license to market, offer, sell, brand and distribute the Product and the services related thereto and a non-exclusive license to use the Company’s name, logo and other trademarks for marketing of the Product. The licensing fee payable by Raymarine is up to $250,000, with $62,500 payable on the date of the Agreement and the remaining amount due in $62,500 installments upon achieving certain milestones, which shall be determined at the discretion of Raymarine.

The Company is currently pursuing the private placement of approximately $10,000,000 which the Company believes will permit it to continue its operations through the later part of 2008 at which time the Company believes it will be cash flow positive as a result of the Raymarine contract. However, there can be no assurance that there will be subscribers to this offering or that the Company can become cash flow positive before additional funds are required.

4.	Property and Equipment

Property and equipment consisted of the following:

	Estimated	December 31,
	Useful Life	2006
Satellite Earth Station and Communications Technology	5	$561,749
Computer and related equipment	3	158,030
Software, tools and website	3	133,835
Other	5	180,820

		1,034,434
Less – Accumulated depreciation		(646,947)

Total property and equipment, net		$387,487

5.	Related Party Transactions

Payable to Shareholder — The Company has an unsecured payable to the Estate of Harry Bayne at December 31, 2006 of $127,926.

Notes Payable — On January 30, 2005, the Company converted $52,500 (all from related parties) of accrued interest into notes payable.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
Effective August 19, 2005, the Company signed convertible notes payable of $3,600,000 with various affiliated shareholders. The notes require funding over a period from August 2005 through May 2006 and are secured by the Company’s intellectual property. As of December 31, 2005, the Company received $2,175,000 related to these notes, with an additional $1,395,000 being received as of December 31, 2006. The notes bear interest at 5% per year for three years. The notes are convertible into common stock at a fixed conversion price of $0.75 per share. Warrants, exercisable through February 28, 2011, to purchase 14,400,000 shares of common stock at $0.75 per share were also issued to the note holders. Per APB No. 14, the Company determined a discount on the convertible notes payable based on the relative fair values of the convertible notes payable and the warrants. The Company used the Black-Scholes pricing model to value the warrants using the following assumptions: proceeds as set forth in the convertible note payable; closing stock price as of the effective date of the note; no expected dividend yield; expected volatility of 190%; risk free interest rate of 4.07%; and an expected life of 4 years. The discount is being amortized as interest expense over the life of the convertible notes payable as the funds are received. Based on EITF 98-5 “Accounting for Convertible

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company determined the relative fair value of the debt and the warrants to calculate a beneficial conversion. The Company calculated a beneficial conversion using the relative fair values of the entire debt and warrants, however, the timing of the funds occurs over approximately one year. Therefore the Company is recording the interest expense, related to the beneficial conversion, in direct proportion to the percentage of funds received. As of December 31, 2006 the Company has recorded $804,957 of interest expense related to the beneficial conversion. This leaves an unamortized balance of $141,135 related to the beneficial conversion.
On November 29, 2005, the Alan Granader Irrevocable Family Trust, a related party, advanced the Company $75,000. On June 23, 2006, the advance was repaid. The Company paid $5,000 of interest associated with the advance.
In March 2006, the Company received $800,000 in cash from a related party and executed a promissory note due June 15, 2006. The note accrued no interest on the outstanding principal balance, however, three other related parties transferred 400,000 shares of common stock to the note holder in lieu of interest and guaranteed payment of the note. This note was repaid in May 2006.
In May 2006, the Company received $750,000 in cash from a related party and executed a promissory note due November 27, 2006. The note is secured by 2,250,000 shares of common stock of three other related parties. In lieu of interest, the three related parties transferred 250,000 shares of common stock to the note holder. The principal was due on November 27, 2006. If the Company defaults, the three related parties must transfer an additional 83,333 shares of common stock, per month, until the principal is repaid. The Company recognized a debt discount of $175,000, which was amortized using the straight line method over the life of the note. The amount of discount amortization under the straight line method does not materially differ from the effective interest method. On December 19, 2006, the related party converted $375,000 of the May 2006 note into a new promissory note due June 19, 2007. The note is secured by 1,125,000 shares of common stock of two other related parties. In lieu of interest, the Company transferred 125,000 shares of common stock to the note holder. The principal is due on June 19, 2007. If the

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
Company defaults, the two related parties must transfer an additional 41,667 shares of common stock, per month, until the principal is repaid. The Company recognized a debt discount of $77,500, which is being amortized using the straight line method over the life of the note. The amount of discount amortization under the straight line method does not materially differ from the effective interest method. Also on December 19, 2006, the related party converted the remainder of the $375,000 of the May 2006 note into 375 $1,000 convertible note units with a due date of February 28, 2012. Each convertible note unit is convertible into 2,000 shares of common stock, at a $0.50 conversion price, and a warrant to purchase 2,000 shares of common stock at $0.50 per share; the warrants expire on February 28, 2012. The convertible note unit accrues interest at a rate of 4% annually. The interest is payable in cash or common stock at the sole discretion of the Company. Per APB No. 14, the Company determined a discount on the convertible notes payable based on the relative fair values of the convertible notes payable and the warrants. The Company used the Black-Scholes pricing model to value the warrants using the following assumptions: proceeds as set forth in the convertible note payable; closing stock price as of the effective date of the note; no expected dividend yield; expected volatility of 182%; risk free interest rate of 4.62%; and an expected life of 3 years. The discount is being amortized as interest expense over the life of the convertible note unit. In 2006 the Company recognized$1,126 of interest expense related to the debt discount and as of December 31, 2006, the unamortized balance is $176,852. The amount of discount amortization under the straight line method does not materially differ from the effective interest method. Based on EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company determined the relative fair value of the debt and the warrants to calculate a beneficial conversion. The Company calculated a beneficial conversion using the relative fair values of the entire debt and warrants. This amount is being amortized as interest expense over the life of the convertible note unit. As of December 31, 2006 the Company has recorded $1,246 of interest expense related to the beneficial conversion. This leaves an unamortized balance of $198,775, at December 31, 2006, related to the beneficial conversion. The amount of discount amortization under the straight line method does not materially differ from the effective interest method.
Shareholder Advances – From November 2006 through December 2006 three related parties have funded the Company $1,775,000 which is to be part, at its close, of the offering currently being made by the Company. At such time as the offering is closed and its terms defined these amounts will be recorded accordingly. Thus the amounts are recorded as “Shareholder Advances” at year end. However, if no additional funds are raised these funds will not be returned and in such case are likely to be recorded as convertible debt with warrants attached.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
Related party debt consisted of the following:

December 31,
2006
Payable to shareholder	$127,926
Shareholder advances	1,775,000
Notes payable, net of discount	355,110

Long-term notes payable, net of discount	1,842,357

Interest – As a result of the various related party note transactions the Company incurred related party interest expense of $1,656,251 and $877,858 for the years ended December 31, 2006 and 2005, respectively. The Company has also recorded accrued interest to related parties of $314,701 and $277,200 at December 31, 2006 and 2005, respectively.
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
Consulting Fee – The Company incurred $167,000 and $40,000 of consulting fees with Abshier, Webb & Donnelly, a related party, in 2006 and 2005, respectively.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
6. Notes Payable
     Notes payable consisted of the following:

December 31,
2006
Secured note bearing 6% interest payable June 30, 2007 (a)	$385,000

Unsecured note, principal and interest payable March 31, 2004 (b)	25,000

Secured and guaranteed note principal payable January 31, 2007, net of discount (c)	236,403

Secured and guaranteed note principal payable March 15, 2007, net of discount (d)	185,567

Note bearing 10% interest payable March 31, 2007 (e)	95,731

Finance insurance payments at 8.91% payable February 6, 2007	6,910

Current notes payable	$934,611

(a)	In December 2002, the Company signed a note payable of $480,484 to a vendor for its engineering and programming services, bearing interest at 8% payable August 31, 2003. The note is collateralized by the vendor’s work product and the equipment in the Company’s data center. The note and interest were not paid when due. In June 2004, the Company paid $12,500 in interest and added the remainder of the interest due, $35,259, to the note balance, and the due date was extended until June 30, 2005. In June 2005, the interest rate was changed to 6% and the due date was extended until June 30, 2006. In June 2006, the Company paid $10,822, which brought the outstanding principal to $445,000, and extended the note until December 31, 2006. The interest rate remained at 6%. In December 2006, the Company paid $12,788, which brought the outstanding principal to $385,000, and extended the note until June 30, 2007. The interest rate remained at 6%.

(b)	In March 2004, various note holders were required to convert their debt, in the amount of $4,201,000, to equity. However, one holder has not yet converted.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(c)	In July 2006, the Company signed a note payable of $250,000 to a non-related party due January 31, 2007. The note is secured by 750,000 shares of common stock owned by three related parties. In lieu of interest, the three related parties delivered 83,333 shares of common stock. At the end of each month following default in payment of principal, the three related parties shall deliver 27,778 shares of common stock held as security, as additional interest. The note is guaranteed by three related parties. The Company recognized a debt discount of $83,333, which is being amortized using the straight line method over the life of the note. The amount of discount amortization under the straight line method does not materially differ from the effective interest method. Subsequently, the due date of the note was extended to October 31, 2007.

(d)	In September 2006, the Company signed a note payable of $200,000 to a non-related party due March 31, 2007. The note is secured by 600,000 shares of common stock owned by two related parties. In lieu of interest, the two related parties delivered 66,667 shares of common stock. At the end of each month following default in payment of principal, the three related parties shall deliver 22,222 shares of common stock held as security, as additional interest. The note is guaranteed by two related parties. The Company recognized a debt discount of $36,667, which is being amortized using the straight line method over the life of the note. The amount of discount amortization under the straight line method does not materially differ from the effective interest method. Subsequently, the due date of the note was extended to October 31, 2007.

(e)	In December 2006, the Company signed a note payable of $95,731 with a non-related party due March 31, 2007. The note sets forth a payment plan relating to a prior judgment against the Company.

(f)	In May 2006, the Company financed the insurance premium for the Directors & Officers and Employment Practices policies over ten payments with the final payment due February 6, 2007.
7.	Shareholders’ Deficit

The Company reincorporated in Delaware in July 2003 and increased its authorized common stock to 100,000,000 and assigned a par value of $.001/share. This par value has been reflected retroactively to all periods presented herein. In October 2006, the Company increased the number of authorized common shares from 100,000,000 to 150,000,000.

Preferred Stock — The Company has authorized 10,000,000 shares of preferred stock with a par value of $.001 per share, of which 15,000 shares have been designated as Series A

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
Preferred Stock and 20,000 shares have been designated as Series B Preferred Stock. The remaining 9,965,000 shares are available for future designation.
During 2005, the Company sold 2,322 shares of Series B Preferred Stock for $2,322,000. In addition to these shares, the Company issued seven year warrants to purchase 9,101,333 shares of common stock at $0.75 per share.
During 2006, the Company sold 520 shares of Series B Preferred Stock for $520,000. In addition to these shares, the Company issued seven year warrants to purchase 2,580,000 shares of common stock at $0.75 per share.
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
In 2006, the Company calculated a beneficial conversion, using the Black Scholes pricing model, for the Series B Preferred Stock. The beneficial conversion feature was valued at $486,765 which was treated as a discount on the Series B Preferred Stock and a component of additional paid-in capital. The discount was reflected as a dividend on the dates of purchase, which was the first date that the preferred stock could be converted into common stock.
All shares of Series A and Series B Preferred Stock will automatically convert into shares of common stock upon the occurrence of either of the following: (a) the date specified by the vote of the holder or holders of not less than 80% in voting power of the outstanding shares of each series of preferred stock to convert the preferred stock into shares of

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
common stock, or (b) an underwritten public offering pursuant to an effective registration statement under the Securities Act covering the offer and sale of common stock by us to the public at a public offering price which is not less than $5.00 per share (subject to adjustment for stock splits, stock dividends, recapitalizations and similar transactions) and $25,000,000 in the aggregate. The Series B Preferred Stock has a first liquidating preference equal to $1,000 per share outstanding ($6,504,000 at December 31, 2006). The Series A Preferred Stock has a second liquidating preference of $1,000 per share outstanding ($4,339,000 at December 31, 2006). The Series A and Series B Preferred Stock jointly have a third liquidating preference of $1,000 per share outstanding ($10,843,000 at December 31, 2006). They also share jointly together with the common shares in any remaining liquidation proceeds.
     The holders of shares of Series A and B Preferred Stock and Common Stock shall be entitled to receive dividends out of any assets legally available on a pro rata basis based upon the number of common shares held by each holder and if all such preferred stock was converted to common stock as payable when, and if, declared by the Board of Directors.
Warrants Issued

		Exercise
	Warrants	Price	Term
Balance, December 31, 2004	23,600,512
Issued in connection with sale of preferred stock	9,101,333	.75	7 Years
Issued in connection with borrowing of money	521,372	.75	7 Years
Issued in connection with convertible debt	14,400,000	.75	7 Years

Balance, December 31, 2005	47,623,217

Issued in connection with sale of preferred stock	2,080,000	.75	7 Years
Issued in connection with convertible debt	750,000	.50	7 Years

Balance, December 31, 2006	50,453,217

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
8.	Income Taxes

The approximate tax effects of significant temporary differences representing the deferred tax assets and liabilities at December 31, 2006 were as follows:

Net operating loss carryforward	$11,000,000
Other	(21,000)
Valuation allowance	(10,979,000)

Net deferred tax asset	$—

     The following is a reconciliation of expected to actual income tax benefit:

	Years Ended December 31,
	2006	2005
Federal income tax benefit at 34%	$2,456,000	$2,804,000
Accretion of debt discount	(616,000)	(382,000)
Stock based compensation	(587,000)	(334,000)
Other	(7,000)	(11,000)
Deferred tax benefit not currently recognized	(1,246,000)	(2,077,000)

	$—	$—

As of December 31, 2006, the Company has net operating loss carryforwards of approximately $32,000,000 which will expire, if unused, beginning in 2019. The valuation allowance increased by approximately $1,941,000 and $2,077,000 for the years ended December 31, 2006 and 2005, respectively. Section 382 Rule will place annual limitations on the Company’s NOL.
9.	Commitments and Contingencies

Employment Agreements — The Company entered into employment agreements with three key employees for terms of two to five years. The agreements include the employees’ base salary, incentive compensation plans as well as options to purchase the Company’s common stock. These obligations approximate $900,000 annually.

Breach of Settlement Terms of Litigation — During 2004 and 2005 the Company settled three matters of litigation by agreeing to a monthly schedule of payments totaling approximately $36,000 per month. The Company on several occasions has not been able to make these payments, but would subsequently make payments. In this manner several missed monthly payments have accumulated currently, and the Company is in breach of

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
these agreements. The other parties have the right to demand immediate payment of these settlements in full totaling about $650,000, but have chosen so far to forbear and receive monthly payments as the Company is able to make them.
Leases — The Company has entered into lease agreements for office space, storage space and equipment under noncancelable leases with terms ranging from two to five years.
Certain leases provide for increasing minimum annual rental amounts. Rent expense is recorded on a straight-line basis over the term of the lease based on us taking possession of the premises. Accordingly, deferred rent, as reflected in the accompanying balance sheets, represents the difference between rent expense accrued and amounts paid under the terms of the lease agreements. Total rent expense for the years ended December 31, 2006 and 2005 was $151,669 and $151,400, respectively.
Annual future minimum lease payments under non-cancellable operating leases as of December 31, 2006 are as follows

Fiscal Year
2007	$205,668
2008	164,809
2009	159,160
2010	13,332

Total	$542,969

Estimated Costs of Other Disputes — From time to time the Company has experienced disputes and claims involving various types of third parties. In 2005 the Company accrued a charge to General and Administrative expense for $1,200,000 to cover estimated costs, legal fees, settlement costs and judgments in certain such cases.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMOTE KNOWLEDGE, INC.
Date: March 29, 2007

	By:	/s/ Randy S. Bayne

Randy S. Bayne, Chief Executive Officer

	By:	/s/ D. Henry Houston

D. Henry Houston, Chief Financial Officer
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randy S. Bayne Randy S. Bayne	President, Chief Executive Officer and Director	March 29, 2007

/s/ D. Henry Houston D. Henry Houston	Executive Vice President, Chief Financial Officer and Director	March 29, 2007

/s/ Richard C. Webb Richard C. Webb	Director and Chairman of the Board	March 29, 2007

/s/ Dan Granader Dan Granader	Director	March 29, 2007

/s/ Steve Phelps Steve Phelps	Director	March 29, 2007

/s/ William H. Moody William H. Moody	Director	March 29, 2007

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3 to the Company’s quarterly report on Form 10-QSB filed with the Commission on November 13, 2006 (File No. 333-106247))

3.2	Remote Knowledge, Inc. Bylaws (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form SB-2/A filed with the Commission on October 27, 2003 (File No. 333-106247))

3.3	Certificate of Merger of Varitek Industries, Inc. and Remote Knowledge, Inc. (Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form SB-2/A filed with the Commission on October 27, 2003 (File No. 333-106247))

4.1	Warrant to purchase 22,500 shares issued to Orrin H. Swayze on March 21, 2002 (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

4.2	Amended and Restated Warrant to purchase 553,400 shares issued to Sanders Morris Harris, Inc. on December 5, 2002 (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

4.3	Warrant to purchase 1,500,000 shares issued to SMH Varitek LLC on November 27, 2002 (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

4.4	Form of warrant issued to noteholders on January 31, 2003 (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

4.5	Form of warrant issued to noteholders on April 16, 2003 (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

4.6	Series B Preferred Stock Designation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 5, 2004 (File No. 333-106247))

4.7	Form of Warrant issued in connection with Issuance of Series B Preferred Stock on March 30, 2004 Designation (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 5, 2004 (File No. 333-106247))

10.1	Employment Agreement of Randy S. Bayne (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

10.2	Employment Agreement of Henry Houston (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB filed with the Commission on March 31, 2005 (File No. 333-106247))

10.3	Employment Agreement of Mark Sullivan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2005 (File No. 333-106247))

Exhibit No.	Description
10.4	Varitek Industries, Inc. 2002 Stock Option Plan as amended and ISO Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 22, 2003 (File No. 333-106247))

10.5	Equity Agreement dated as of August 22, 2001, between Varitek and BACO International (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

10.6	First Amendment to Equity Agreement between Varitek and BACO International dated as of March 20, 2002 (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

10.7	Voting Agreement dated as of March 21, 2002, among Sanders Morris Harris Inc., Varitek, Harry Bayne, BACO International, Randy Bayne and Arthur Goetze (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

10.8	Placement Agent Agreement between Varitek and Sanders Morris Harris, Inc. dated March 21, 2002 (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

10.9	Amendment 1 to Placement Agent Agreement dated November 26, 2002 (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

10.10	Financial Advisory Agreement between Varitek and Sanders Morris Harris Inc. dated September 28, 2001 (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

10.11	Stockholders Agreement dated as of November 27, 2002, among SMH Varitek LLC, Varitek, Harry Bayne, BACO International and Randy Bayne (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

10.12	Letter Agreement dated as of November 27, 2002, between SMH Varitek LLC and Randy Bayne (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form SB-2 filed with the Commission on June 18, 2003 (File No. 333-106247))

10.13	Guaranteed Promissory Note in the principal amount of $500,000 dated as of June 28, 2005, issued by Robert Duncan and guaranteed by Alan Granader, Daniel Granader and Harry Granader (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-QSB filed with the Commission on August 12, 2005 (File No. 333-106247))

10.14	Secured Promissory Notes in the principal amount of $3,600,000 dated as of August 19, 2005, issued by the Alan Granader Irrevocable Family Trust, Daniel Granader, Alan Granader, Harry Granader, and Neil Granader (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB filed with the Commission March 31, 2006 (File No. 333-106247))

10.15	License Agreement between Cislunar and Varitek (Incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form SB-2 filed with the Commission on October 27, 2003 (File No. 333-106247))

10.16	Dan Goodhall Settlement Agreement Amended (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB filed with the Commission on March 31, 2005 (File No. 333-106247))

10.17	Sprint Advantage Agreement (Incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form SB-2/A filed with the Commission on December 22, 2003 (File No. 333-106247))

10.18	Oracle Settlement Agreement (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB filed with the Commission on March 31, 2005 (File No. 333-106247))

Exhibit No.	Description
10.19	Guaranteed Promissory Note in the principal amount of $800,000 dated as of March 13, 2006, issued by Robert Duncan and guaranteed by Alan Granader, Daniel Granader and Harry Granader (Incorporated by reference to Exhibit 10-19 to the Company’s Annual Report on Form 10-KSB filed with the commission of March 31, 2006 (File No. 333-106247))

10.20	Guaranteed Promissory Note dated March 14, 2006 in the amount of $800,000 payable to Robert D. Duncan (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-QSB filed with the Commission on August 11, 2006 (File No. 333-106247))

10.21	Put Agreement dated March 9, 2006 for 400,000 common shares at $0.50 with Robert D. Duncan (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-QSB filed with the Commission on August 11, 2006 (File No. 333-106247))

10.22	Guaranteed Promissory Note dated March 31, 2006 in the amount of $200,000 payable to Hydie McAlister (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-QSB filed with the Commission on August 11, 2006 (File No. 333-106247))

10.23	Put Agreement dated March 28, 2006 for 100,000 common shares at $0.50 with Hydie McAlister (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-QSB filed with the Commission on August 11, 2006 (File No. 333-106247))

10.24	Bridge Loan Promissory Note dated May 22, 2006 in the amount of $750,000 payable to Robert D. Duncan (incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-QSB filed with the Commission on August 11, 2006 (File No. 333-106247))

10.25	Bridge Loan Promissory Note dated May 22, 2006 in the amount of $750,000 payable to John R. Huff (incorporated by reference to Exhibit 10.7 to the Company’s quarterly report on Form 10-QSB filed with the Commission on August 11, 2006 (File No. 333-106247))

10.26	Subscription Agreement dated May 10, 2006 for 45 units (Series B Preferred Stock and Warrants) with 6C Ranches (incorporated by reference to Exhibit 10.8 to the Company’s quarterly report on Form 10-QSB filed with the Commission on August 11, 2006 (File No. 333-106247))

10.27	Bridge Loan Promissory Note dated July 25, 2006 in the amount of $250,000 payable to Lewis Ventures, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-QSB filed with the Commission on November 13, 2006 (File No. 333-106247))

10.28	Bridge Loan Promissory Note dated September 8, 2006 in the amount of $200,000 payable to Ralph H. Lord (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-QSB filed with the Commission on November 13, 2006 (File No. 333-106247))

10.29	Subscription Agreement dated July 10, 2006 for 100 Units (Series B Preferred Stock and Warrants) with OSA Pension & Trust Eugene F. Morris (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-QSB filed with the Commission on November 13, 2006 (File No. 333-106247))

10.30	Omnibus Stock and Incentive Compensation Plan 2006 effective as of September 7, 2006 (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-QSB filed with the Commission on November 13, 2006 (File No. 333-106247))

10.31	Guaranteed Bridge Loan Promissory Note dated December 19, 2006 in the amount of $375,000 payable to Robert D. Duncan*

10.32	Subscription Agreement dated December 19, 2006 for 375 Units (Convertible Promissory Note and Warrants), Convertible Promissory Note for $375,000, and warrants with Robert D. Duncan*

10.33	Promissory Note dated December 20, 2006 in the amount of $95,730.80 payable to Daniel Goodhall*

10.34	Promissory Note dated December 31, 2006 in the amount of $385,000 payable to Lockheed Martin Services, Inc.*

Exhibit No.	Description
10.35	Development Agreement between the Company and Raymarine plc dated January 5, 2007* **

10.36	Bridge Loan Promissory Note dated March 5, 2007 in the amount of $50,000 payable to Fielding L. Cocke*

10.37	Guaranteed Bridge Loan Promissory Note dated March 5, 2007 in the amount of $300,000 payable to Jeffrey J. Bell*

10.38	Extension of Guaranteed Bridge Loan Promissory Note dated January 31, 2007 in the amount of $250,000 payable to Lewie Ventures LP*

10.39	Extension of Guaranteed Bridge Loan Promissory Note dated March 15, 2007 in the amount of $200,000 payable to Ralph H. Lord*

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-KSB filed with the Commission March 31, 2006 (File No. 333-106247))

31.1	Rule 13a-14 Certification.*

31.2	Rule 13a-14 Certification.*

32.1	Section 1350 Certification.*