Form 10QSB
period 2007-03-31
REMOTE KNOWLEDGE INC
filed 2007-05-11
CIK 1059099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007
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
Yes ☐ No ☑
There were 15,708,332 shares of common stock, $.001 par value per share, outstanding as of March 31, 2007.
Transitional Small Business Format (check one); Yes ☐ No ☑

Remote Knowledge, Inc.
INDEX TO ANNUAL REPORT ON FORM 10-QSB

Page
PART I
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis or Plan of Operation	9
Item 3. Controls and Procedures	11
PART II
Item 1. Legal Proceedings	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 6. Exhibits	13
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Ehxibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
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
Remote Knowledge, Inc.
(a development stage enterprise)
Condensed Balance Sheet
unaudited

March 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$97,253
Accounts receivable	4,055
Prepaid and other current assets	68,392

Total current assets	169,700
Property and equipment, net	349,917
Other noncurrent assets, net	24,036

Total assets	$543,653

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable — trade	$402,960
Accrued expenses	2,235,063
Deferred revenue	59,589
Payable to shareholder	127,926
Shareholder advances	1,675,000
Notes payable-related party, net of discount of $34,066	393,434
Notes payable, net of discount of $143,053	1,238,994

Total current liabilities	6,132,966
Notes payable-related party-long-term, net of discount of $1,815,938	2,129,062

Total liabilities	8,262,028

Shareholders’ Deficit:
Preferred stock — series A, $.001 par value; 15,000 shares authorized; 4,314 shares issued and outstanding	4
Preferred stock — series B, $.001 par value; 20,000 shares authorized; 6,404 shares issued and outstanding	7
Common stock, $.001 par value; 150,000,000 shares authorized; 15,708,332 shares issued and outstanding	15,708
Additional paid-in capital	64,358,362
Deferred compensation	(28,204)
Subscriptions receivable	(45,000)
Accumulated deficit	(10,234,380)
Deficit accumulated during development stage	(61,784,872)

Total shareholders’ deficit	(7,718,375)

Total liabilities and shareholders’ deficit	$543,653

The accompanying notes are an integral part of these financial statements.

Remote Knowledge, Inc.
(a development stage enterprise)
unaudited
Condensed Statements of Operations

			Period From
			January 1, 2001
			(inception of
			development
	Three-month periods ended		stage) to
	March 31,	March 31,	March 31,
	2007	2006	2007
Revenues	$3,030	$13,421	$85,594
Cost of Goods Sold	—	11,494	76,033

Gross Profit	3,030	1,927	9,561
Operating Costs and Expenses:
Advisory services	—	—	4,169,146
Research and development	261,629	122,561	6,453,942
Loss on impairment of assets	—	—	2,284,164
Professional fees	125,009	185,886	3,005,017
Advertising and promotion fees	2,130	71,044	1,660,240
General and administrative expenses	761,738	2,046,675	19,569,124

Total operating costs and expenses	1,150,506	2,426,166	37,141,633
Other Expense (Income):
Interest expense	442,703	567,427	6,762,999
Amortization of deferred financing costs	964	—	1,189,396
Other income	—	(4,946)	(21,352)
Other expense	—	9,376	12,698
Interest income	—	—	(27,420)
Debt forgiveness	—	—	(1,708,391)

Total other expense (income)	443,667	571,857	6,207,930

Net Loss	(1,591,143)	(2,996,096)	(43,340,002)
Effective Dividend from Amortization of Discount Related to Beneficial Conversion of Mandatorily Redeemable Series A Preferred Stock	—	—	(5,554,000)
Warrants Issued for Release of Redemption Provision of Series A Preferred stock	—	—	(1,291,912)
Effective Dividend from Amortization of Discount Related to Beneficial Conversion of Series B Preferred Stock and Warrants	(100,000)	—	(11,598,958)

Net Loss Attributable to Common Shares	$(1,691,143)	$(2,996,096)	$(61,784,872)

Net Loss Per Share:
Basic and Diluted	$(.11)	$(.22)	$(8.14)

Number of Shares Used in Calculating Net Loss Per Share:
Basic and Diluted	15,345,369	13,323,301	7,592,902

The accompanying notes are an integral part of these financial statements.

Remote Knowledge, Inc.
(a development stage enterprise)
Condensed Statements of Cash Flows
unaudited

			Period From
			January 1,
			2001
			(inception of
			development
	Three-month periods ended		stage) to
	March 31,	March 31,	March 31,
	2007	2006	2007
Cash Flows From Operating Activities:
Net loss	$(1,591,143)	$(2,996,096)	$(43,340,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount and discount related to beneficial conversion of convertible debt	380,006	371,969	5,323,256
Depreciation	54,470	58,611	985,952
Loss on impairment of fixed assets	—	9,376	1,564,282
Amortization of deferred financing costs	964	—	1,189,396
Equity issued for services and interest	67,035	1,502,904	9,852,647
Provision for loss on inventory	—	—	758,918
Debt forgiveness	—	—	(1,708,391)
Charge off of receivables	—	—	446,414
Changes in assets and liabilities:
Accounts receivable	660	(12,305)	(4,055)
Inventory	—	(2,067)	(836,393)
Prepaid and other current assets	17,954	19,315	(35,896)
Other noncurrent assets	(25,000)	—	(25,000)
Accounts payable — trade	157,984	(166,400)	1,284,496
Accrued expenses	52,645	63,676	1,554,937
Deferred revenue	59,589	—	59,589
Related party payable	—	—	399,259

Net cash used in operating activities	(824,836)	(1,151,017)	(22,530,591)
Cash Flows From Investing Activities:
Additions of fixed assets	(16,900)	208	(1,028,623)
Related party receivable	—	—	(300,000)

Net cash provided by (used in) investing activities	(16,900)	208	(1,328,623)
Cash Flows From Financing Activities:
Payments of notes payable	(30,594)	(22,500)	(3,426,188)
Capital contributions	—	—	27,900
Proceeds from SMH note payable	—	—	1,500,000
Proceeds from short term note payable	450,000	800,000	3,985,000
Proceeds from sale of common stock	—	—	903,800
Proceeds from other notes payable	—	—	3,358,741
Proceeds from advance from related party	—	—	90,000
Payment of advance from related party	—	—	(90,000)
Net proceeds from sale of mandatorily redeemable preferred stock	—	—	5,040,033
Net proceeds from sale of Series B preferred stock	—	—	7,114,073
Proceeds from related party note payable	—	595,000	5,420,000

Net cash provided by financing activities	419,406	1,372,500	23,923,359

Net Change in Cash and Cash Equivalents	(422,330)	221,691	64,145

Cash and Cash Equivalents, beginning of period	519,583	4,991	33,108

Cash and Cash Equivalents, end of period	$97,253	$226,682	$97,253

			Period From
			January 1,
			2001
			(inception of
			development
	Three-month periods ended		stage) to
	March 31,	March 31,	March 31,
	2007	2006	2007
Non-Cash Transactions:
Issuance of common stock for related party debt	$—	$—	$888,832
Issuance of common stock for debt	$—	$—	$1,157,114
Issuance of common stock for assets	$—	$—	$8,000
Conversion of accounts payable to notes payable	$—	$—	$766,484
Conversion of notes payable to equity	$100,000	$—	$4,301,000
Contribution of capital by shareholders for financing costs	$—	$—	$1,188,432
Issuance of common stock (33,350 shares and 1,640,819 shares, respectively) upon conversion of Series A preferred stock	$33	$—	$1,641
Issuance of common stock (266,668 shares, 946,667; and 7,000,668 shares, respectively) upon conversion of Series B preferred stock	$267	$947	$7,000
Issuance of common stock upon conversion of mandatorily redeemable preferred stock classified as debt	$—	$—	$20,000
Reclassification of mandatorily redeemable preferred stock to equity	$—	$—	$5,534,000
Discount related to beneficial conversion of mandatorily redeemable Series A preferred stock	$—	$—	$5,554,000
Warrants issued for release of redemption provision of Series A preferred stock	$—	$—	$1,291,912
Discount related to beneficial conversion of Series B preferred stock and warrants	$100,000	$—	$11,598,958
Reclassification of demo units from inventory to property and equipment	$—	$—	$77,475
Discount related to notes payable	$170,000	$—	$5,354,507
Conversion of notes payable into convertible debt	$—	$—	$375,000
Conversion of accrued expenses into note payable	$—	$—	$87,028
Issuance of common stock (391,667 shares and 391,667 shares, respectively) with bridge loans	$392	$—	$392
Issuance of common stock (30,000 shares and 30,000 shares, respectively) with restricted stock grant	$30	$—	$30

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$987	$—	$384,109
The accompanying notes are an integral part of these financial statements.

Remote Knowledge, Inc.
Notes To Condensed Financial Statements
Note 1 — Basis of Presentation
The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements and notes should be read in conjunction with financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly, in all material respects, the financial position of the Company, as of March 31, 2007, and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.
Note 2 — Significant Accounting Policies
Share-Based Compensation — Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123(R) “Share-Based Payment-Revised 2004” (“SFAS 123(R)”). The stock compensation expense for the quarterly period ended March 31, 2007 and 2006 amounted to $52,047 and 1,477,647, respectively. For the quarter ended March 31, 2007 and 2006 this expense reduced basic and diluted loss per share by less than $0.01 and $0.11, respectively, compared to reported basic and diluted loss per share of $0.11 and $0.22, respectively. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.
The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending March 31, 2007 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending March 31, 2007 for the expected option term. The expected option term was calculated using the “simplified” method permitted by SAB 107.
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
Note 3 — Notes Payable
In March 2007, the Company received $450,000 in cash from non-affiliated parties and executed promissory notes. The notes accrue no interest on the outstanding principal balance; however, the Company issued 150,000 shares of common stock, valued at $170,000, to the note holders in lieu of interest. The principal is due on October 31, 2007 and $300,000 of the notes are guaranteed by an affiliated shareholder. If the Company defaults, it must issue an additional 50,000 shares of common stock, per month, until the principal is repaid. The Company recognized a debt discount of $90,000 which is being amortized using the straight line method over the life of the note. The amount of discount amortization under the straight line method does not materially differ from the effective interest method.
Note 4 — Net Loss Per Share
Loss per share (LPS) is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted LPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents, warrants and options, outstanding at the end of the period. Common stock equivalents of 72,862,217 and 73,848,884 for the quarters ended March 31, 2007, and 2006, respectively, have been excluded from the calculation of weighted-average shares for purposes of calculating diluted loss per share, as such inclusion is anti-dilutive.

Remote Knowledge, Inc.
Notes To Condensed Financial Statements
Note 5 — Subsequent Events
In April 2007, the Company received $300,000 in cash from affiliated parties and executed promissory notes. The notes accrue no interest on the outstanding principal balance; however, the Company issued 100,000 shares of common stock, valued at $60,000, to the note holders in lieu of interest. The notes are guaranteed by three affiliated shareholders and the principal is due on October 31, 2007. If the Company defaults it must issue an additional 33,333 shares of common stock, per month, until the principal is repaid.

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
Twelve Month Plan of Operation
We have an exclusive development, services and supply agreement (the “Agreement”) with Raymarine, a leading marketer of marine electronics. Under the terms of the agreement, the Company will design, develop and manufacture an in-motion communication and entertainment platform servicing the global marine market (the “Product”). The Company will also provide all communications, content and support services for the Product during the term of the Agreement and for an additional five years after the termination of the Agreement. In exchange for paying a licensing fee to the Company, for the term of the Agreement, Raymarine has received an exclusive license to market, offer, sell, brand and distribute the Product and the services related thereto and a non-exclusive license to use the Company’s name, logo and other trademarks for marketing of the Product. The licensing fee payable by Raymarine to Company is for up to $250,000, with $62,500 being paid upon execution of the Agreement, and remaining amount due in $62,500 installments upon achieving certain milestones, which shall be determined at the discretion of Raymarine.
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
Our cash “burn rate” is somewhat more than $300,000 per month. In 2007 we expect to use about $5 million of cash and, before we become cash flow positive near the end of 2008, we expect to use approximately an additional $2.0 million of cash. From January 1, 2007 through March 31, 2007, we have expended approximately $935,000.
We have financed our recent activities through short-term bridge loans which are due in June through October 2007, and we only have funds for a couple of months operations. Our marketing initiatives are not designed to produce significant revenues until early 2008. Consequently, we are trying to raise a substantial amount of “permanent capital” to fund ourselves until cash flow breakeven.

Financial Position
Our auditors included an explanatory paragraph in their opinion on our financial statements for the year ended December 31, 2006 to state that our losses, working capital deficit and net shareholder deficit at December 31, 2006 raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon receiving the additional capital as described below and achieving profitable operations through the manufacture and sale of our Product. We cannot assure you that we will be able to obtain additional capital or that sales of our Product will generate significant profits.
The Company is currently pursuing the private placement of approximately $10,000,000 which the Company believes will permit it to continue its operations through the later part of 2008, at which time the Company believes it will be cash flow positive as a result of the Raymarine contract. However, there can be no assurance that there will be subscribers to this offering or that the Company can become cash flow positive before additional funds are required. As of March 31, 2007, we had approximately $97,000 of cash and cash equivalents and a working capital deficit of $6,000,000.
As part of our short term bridge loan financing we have obtained $750,000 from affiliated and non-affiliated parties and executed bridge loan promissory notes in the same amount. The notes accrue no interest on the outstanding principal balance, however, the Company issued 250,000 shares of common stock, in lieu of interest. The principal is due on October 31, 2007 and $600,000 of the notes are guaranteed by affiliated shareholders. The notes will be repaid using the proceeds from the private placement described above. If the notes are not paid at the due date, the Company must issue 83,333 shares of common stock, per month, as long as the notes are unpaid.
Results of Operations
We have had minimal revenues to date, and our expenses have consisted primarily of research and development, sales and marketing and general and administrative expenses, resulting in an operating loss since January 1, 2001 as a development stage company through March 31, 2007 of $43,340,002.
Research and development costs have been expensed as they were incurred. Research and development costs for the first three months of 2007 increased $139,068 to $261,629, compared to $122,561 for the same period in 2006. The increase in costs for the first three months of 2007 as compared to the same period in 2006 is a result of increased personnel and parts costs needed to develop the Product for the Raymarine Agreement. In the last half of 2006 and early 2007 the Company added five employees in the research and development department.
Professional fees for the first three months of 2007 decreased $60,877 to $125,009, compared to $185,886 for the same period in 2006. The decrease reflects a reduction in legal expenses regarding various lawsuits.
Advertising and promotional fees for the first three months of 2007 decreased $68,914 to $2,130, compared to $71,044 for the same period in 2006. In 2006, the Company contracted with an outside party to assist in the development of a marketing strategy for the marine-market. The contract expired in 2006.
General and administrative expenses for the first three months of 2007 decreased $1,284,937 to $761,738, compared to $2,046,675 for the same period in 2006. In the first quarter of 2007, the Company recorded approximately $52,000 of stock-based compensation compared to approximately $1,500,000 in 2006. This decrease is partly offset by an increase of approximately $130,000 in personnel costs, and increase of approximately $30,000 in travel related costs, and other minor increases incurred as the Company works to develop the Product and the funding necessary for the Raymarine Agreement.
Interest expense for the first three months of 2007 decreased $124,724 to $442,703, compared to $567,427 for the same period in 2006. The decrease mainly relates to the debt discount recorded as part of the $3.6 million of convertible notes funded in 2006. This decrease is offset somewhat by the increase in debt discount related to the common stock issued with the bridge loans issued in 2007.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On March 7, 2007, the Company received $50,000 from a non-affiliated party. The Company issued 16,667 shares of common stock, in lieu of interest.
On March 7, 2007, the Company received $300,000 from a non-affiliated party. The Company issued 100,000 shares of common stock, in lieu of interest.
On March 27, 2007, the Company received $100,000 from a non-affiliated party. The Company issued 33,333 shares of common stock, in lieu of interest.
On April 5, 2007, the Company received $200,000 from an affiliated party. The Company issued 66,667 shares of common stock, in lieu of interest.
On April 23, 2007, the Company received $100,000 from an affiliated party. The Company issued 33,333 shares of common stock, in lieu of interest.
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
Item 6. Exhibits.
(a) The following exhibits are furnished as part of this report:

1.	Exhibit 10.1	Summary of Director Compensation

2.	Exhibit 10.2	Bridge Loan Promissory Note in the amount of $50,000 payable to Fielding L. Cocke

3.	Exhibit 10.3	Bridge Loan Promissory Note in the amount of $300,000 payable to Jeffrey J. Bell

4.	Exhibit 10.4	Bridge Loan Promissory Note in the amount of $100,000 payable to John Madden

5.	Exhibit 10.5	Bridge Loan Promissory Note in the amount of $200,000 payable to Robert D. Duncan

6.	Exhibit 10.6	Bridge Loan Promissory Note in the amount of $100,000 payable to Steve Phelps

7.	Exhibit 10.7	Engagement Letter with Sanders Morris Harris Inc.

8.	Exhibit 31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002.

9.	Exhibit 31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002.

10.	Exhibit 32	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Remote Knowledge, Inc.

	By:	/s/ Randy S. Bayne

Randy S. Bayne
Chief Executive Officer

Date: May 11, 2007	By:	/s/ D. Henry Houston

D. Henry Houston
Chief Financial and Accounting Officer

Index to Exhibits

1.	Exhibit 10.1	Summary of Director Compensation

2.	Exhibit 10.2	Bridge Loan Promissory Note in the amount of $50,000 payable to Fielding L. Cocke

3.	Exhibit 10.3	Bridge Loan Promissory Note in the amount of $300,000 payable to Jeffrey J. Bell

4.	Exhibit 10.4	Bridge Loan Promissory Note in the amount of $100,000 payable to John Madden

5.	Exhibit 10.5	Bridge Loan Promissory Note in the amount of $200,000 payable to Robert D. Duncan

6.	Exhibit 10.6	Bridge Loan Promissory Note in the amount of $100,000 payable to Steve Phelps

7.	Exhibit 10.7	Engagement Letter with Sanders Morris Harris Inc.

8.	Exhibit 31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002.

9.	Exhibit 31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002.

10.	Exhibit 32	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002.