Form 10QSB
period 2007-06-30
REMOTE KNOWLEDGE INC
filed 2007-08-14
CIK 1059099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

Commission File Number: 333-106247

Remote Knowledge, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	74-1664837
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification number)

657 Briarpark Drive, Suite 100, Houston, Texas	77042
(Address of Principal Executive offices)	(Zip Code)

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

Yes ☐ No ☑

There were 16,146,692 shares of common stock, $.001 par value per share, outstanding as of June 30, 2007.

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

Remote Knowledge, Inc.
(A Development Stage Enterprise)
Condensed Balance Sheet
Unaudited

June 30, 2007
ASSETS
Current Assets
Cash and cash equivalents	$10,844
Accounts receivable	4,055
Other receivables	128,934
Prepaid and other current assets	94,644
Total current assets	238,477
Property and equipment, net	299,826
Other noncurrent assets, net	48,542
Total assets	$586,845
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable — trade	$406,085
Accrued expenses	2,301,248
Deferred revenue	56,473
Payable to shareholder	127,926
Shareholder advances	1,675,000
Notes payable-related party, net of discount of $66,521	825,979
Notes payable, net of discount of $145,238	1,674,473
Total current liabilities	7,067,184
Notes payable-related party-long-term, net of discount of $1,526,046	2,418,954
Total liabilities	9,486,139

Shareholders’ Deficit:
Preferred stock — series A, $.001 par value; 15,000 shares authorized; 4,274 shares issued and outstanding	4
Preferred stock — series B, $.001 par value; 20,000 shares authorized; 6,379 shares issued and outstanding	6
Common stock, $.001 par value; 150,000,000 shares authorized; 16,146,692 shares issued and outstanding	16,147
Additional paid-in capital	64,590,845
Deferred compensation	(13,217)
Subscriptions receivable	(45,000)
Accumulated deficit	(10,234,380)
Deficit accumulated during development stage	(63,213,698)
Total shareholders’ deficit	(8,899,293)
Total liabilities and shareholders’ deficit	$586,845

The accompanying notes are an integral part of these financial statements.

Remote Knowledge, Inc.
(A Development Stage Enterprise)
Unaudited

Condensed Statements of Operations

	Three-Month Periods Ended		Six-Month Periods Ended		Period From January 1, 2001 (Inception of Development Stage)
	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,	to JUNE 30,
	2007	2006	2007	2006	2007
Revenues	$3,116	$10,890	$6,146	$24,311	$88,710
Cost of Goods Sold	—	9,914	—	21,408	76,033
Gross Profit	3,116	976	6,146	2,903	12,677

Operating Costs and Expenses:
Advisory services	—	—	—	—	4,169,146
Research and development	171,172	157,939	432,801	280,500	6,625,114
Loss on impairment of assets	—	14,672	—	14,672	2,284,164
Professional fees	78,940	86,417	203,949	272,303	3,083,957
Advertising and promotion fees	224	58,832	2,354	129,876	1,660,464
General and administrative expenses	659,037	624,058	1,420,775	2,670,733	20,228,163
Total operating costs and expenses	909,373	941,918	2,059,879	3,368,084	38,051,008
Loss from Operations	(906,257)	(940,942)	(2,053,733)	(3,365,181)	(38,038,331)

Other Expense (Income):
Interest expense	524,100	554,868	966,803	1,122,295	7,286,437
Amortization of deferred financing costs	(964)	—	—	—	1,189,094
Interest income	—	—	—	—	(27,420)
Other income	(567)	(5,443)	(567)	(10,389)	(21,919)
Other expense	—	(9,376)	—	—	12,698
Debt forgiveness	—	(310,807)	—	(310,807)	(1,708,391)
Total other expense	522,569	229,242	966,236	801,099	6,730,499
Net Loss	$(1,428,826)	$(1,170,184)	$(3,019,969)	$(4,166,280)	$(44,768,830)

The accompanying notes are an integral part of these financial statements.

Remote Knowledge, Inc.
(A Development Stage Enterprise)
Unaudited

Condensed Statements of Operations (continued)

	Three-Month Periods Ended		Six-Month Periods Ended		Period From January 1, 2001 (Inception of Development Stage)
	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,	to JUNE 30,
	2007	2006	2007	2006	2007
Effective Dividend from Amortization of Discount Related to Beneficial Conversion of Mandatorily Redeemable Series A Preferred Stock	—	—	—	—	(5,554,000)
Warrants Issued for Release of Redemption Provision of Series A Preferred Stock	—	—	—	—	(1,291,912)
Effective Dividend from Amortization of Discount Related to Beneficial Conversion of Series B Preferred Stock and Warrants	—	(11,692)	(100,000)	(11,692)	(11,598,958)
Net Loss Attributable to Common Shares	$(1,428,826)	$(1,181,876)	$(3,119,969)	$(4,177,972)	$(63,213,700)
Net Loss Per Share:
Basic and Diluted	$(.09)	$(.08)	$(.20)	$(.30)	$(7.99)
Number of Shares Used in Calculating Net Loss Per Share:
Basic and Diluted	15,876,158	14,223,116	15,612,780	13,778,042	7,910,379

The accompanying notes are an integral part of these financial statements.

Remote Knowledge, Inc.
(A Development Stage Enterprise)
Condensed Statements of Cash Flows
Unaudited

	Six-Month Periods Ended		Period From January 1, 2001 (Inception of Development Stage)
	JUNE 30,	JUNE 30,	JUNE 30,
	2007	2006	2007
Cash Flows From Operating Activities:
Net loss	$(3,019,971)	$(4,166,280)	$(44,768,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount and discount related to beneficial conversion of convertible debt	829,007	881,656	5,772,257
Depreciation	109,337	120,632	1,040,819
Loss on impairment of fixed assets	—	—	1,564,282
Amortization of deferred financing costs	662	—	1,189,094
Equity issued for services and interest	121,193	1,561,769	9,906,805
Provision for loss on inventory	—	14,672	758,918
Debt forgiveness	—	(310,807)	(1,708,391)
Charge off of receivables	—	—	446,414
Changes in assets and liabilities:
Accounts receivable	660	(4,700)	(4,055)
Inventory	—	48,903	(836,393)
Other receivables	(128,934)	—	(128,934)
Prepaid and other current assets	(8,298)	(120,785)	(62,148)
Other noncurrent assets	(49,204)	—	(49,204)
Accounts payable – trade	161,109	(370,057)	1,287,621
Accrued expenses	118,832	(177,390)	1,621,124
Deferred revenue	56,473	—	56,473
Related party payable	—	—	399,259
Net cash used in operating activities	(1,809,134)	(2,522,387)	(23,514,889)
Cash Flows From Investing Activities:
Additions of fixed assets	(21,676)	(16,781)	(1,033,399)
Related party receivable	—	—	(300,000)
Net cash used in investing activities	(21,676)	(16,781)	(1,333,399)
Cash Flows From Financing Activities:
Payments of notes payable	(35,836)	(1,044,075)	(3,431,430)
Capital contributions	—	—	27,900
Proceeds from SMH note payable	—	—	1,500,000
Proceeds from short term note payable	850,000	2,500,000	4,385,000
Proceeds from sale of common stock	—	—	903,800
Proceeds from other notes payable	42,907	62,710	3,401,648
Net proceeds from sale of mandatory redeemable preferred stock	—	—	5,040,033
Net proceeds from sale of series B preferred stock	—	45,000	7,114,073
Proceeds from related party note payable	465,000	1,350,000	5,885,000
Net cash provided by financing activities	1,322,071	2,913,635	24,826,024
Net Change in Cash and Cash Equivalents	(508,739)	374,467	(22,264)
Cash and Cash Equivalents, beginning of period	519,583	4,991	33,108
Cash and Cash Equivalents, end of period	$10,844	$379,458	$10,844

The accompanying notes are an integral part of these financial statements.

Remote Knowledge, Inc.
(A Development Stage Enterprise)
Condensed Statements of Cash Flows (continued)
Unaudited

	Six-Month Periods Ended		Period From January 1, 2001 (Inception of Development Stage)
	JUNE 30,	JUNE 30,	JUNE 30,
	2007	2006	2007
Non-Cash Transactions:
Issuance of common stock for related party debt	$—	$—	$888,832
Issuance of common stock for debt	$—	$—	$1,157,114
Issuance of common stock for assets	$—	$—	$8,000
Conversion of accounts payable to notes payable	$—	$—	$766,484
Conversion of notes payable and other debt to equity	$100,000	$—	$4,301,000
Contribution of capital by shareholders for financing costs	$—	$—	$1,188,432
Issuance of common stock (86,710 and 1,694,179 shares, respectively) upon conversion of Series A preferred stock	$86	$—	$1,694
Issuance of common stock ( 300,002 shares; 1,233,333 shares; and 7,034,002 shares, respectively) upon conversion of Series B preferred stock	$300	$1,233,333	$7,034
Issuance of common stock upon conversion of mandatory redeemable preferred stock classified as debt	$—	$—	$20,000
Reclassification of mandatorily redeemable preferred stock to equity	$—	$—	$5,534,000
Discount related to beneficial conversion of mandatory redeemable Series A preferred stock	$—	$—	$5,554,000
Warrants issued for release of redemption provision of Series A preferred stock	$—	$—	$1,291,912
Discount related to beneficial conversion of Series B preferred stock and warrants	$100,000	$11,692	$11,598,958
Reclassification of demo units from inventory to property and equipment	$—	$—	$77,475
Discount related to notes payable	$363,750	$—	$5,548,257
Conversion of notes payable into convertible debt	$—	$—	$375,000
Conversion of accrued expenses into note payable	$—	$—	$87,028
Issuance of common stock (713,333 shares and 713,333 shares, respectively) with bridge loans	$714	$—	$714
Issuance of common stock (60,000 shares and 60,000 shares, respectively) with restricted stock grant	$60	$—	$60
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$4,407	$152,000	$387,529

The accompanying notes are an integral part of these financial statements.

Remote Knowledge, Inc.
Notes To Condensed Financial Statements

Note 1 — Basis of Presentation

The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements and notes should be read in conjunction with financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly, in all material respects, the financial position of the Company, as of June 30, 2007, and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

Note 2 — Significant Accounting Policies

Share-Based Compensation– Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123(R) “Share-Based Payment-Revised 2004” (“SFAS 123(R)”).  The stock compensation expense for the quarter and six month period ended June 30, 2007 amounted to $39,171 and $91,218, respectively.  For the quarter and six month period ended June 30, 2007 this expense reduced basic and diluted loss per share by less than $0.01 and $0.01, respectively, compared to reported basic and diluted loss per share of $0.09 and $0.20, respectively. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending June 30, 2007 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending June 30, 2007 for the expected option term. The expected option term was calculated using the “simplified” method permitted by SAB 107.

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

Note 3 — Notes Payable

From January 2007 through June 2007, the Company received $850,000 in cash from non-affiliated parties and $465,000 from affiliated parties and executed promissory notes.  The notes accrue no interest on the outstanding principal balance; however, the Company issued 438,333 shares of common stock, valued at $283,750, to the note holders in lieu of interest. The principal is due on October 31, 2007 and $1,100,000 of the notes are guaranteed by an affiliated shareholder.  If the Company defaults, it must issue an additional 146,109 shares of common stock, per month, until the principal is repaid.  The Company also issued 150,000 shares of common stock, valued at $80,000, to extend for six months two loans that were due in the first quarter of 2007.  The total debt discount of $363,750 is being amortized using the straight line method over the life of the note.  The amount of discount amortization under the straight line method does not materially differ from the effective interest method.

Note 4 — Net Loss Per Share

Loss per share (LPS) is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted LPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents, warrants and options, outstanding at the end of the period. Common stock equivalents of 77,775,550 and 73,902,217 for the three and six-month periods ended June 30, 2007, and 2006, respectively, have been excluded from the calculation of weighted-average shares for purposes of calculating diluted loss per share, as such inclusion is anti-dilutive.

Remote Knowledge, Inc.
Notes To Condensed Financial Statements

Note 5 — Subsequent Events

In July 2007, the Company received $100,000 in cash from non-affiliated parties and $140,000 from affiliated parties and executed promissory notes. The notes accrue no interest on the outstanding principal balance; however, the Company issued 80,002 shares of common stock, valued at $51,334, to the note holders in lieu of interest. The principal is due on October 31, 2007 and $140,000 of the notes are guaranteed by three affiliated shareholders.  If the Company defaults it must issue an additional 26,668 shares of common stock, per month, until the principal is repaid.

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

Twelve Month Plan of Operation

We must have a financing agreement for several million dollars in place by the end of August, with imminent funding, in order to continue operations and remain in business.

We have an exclusive development, services and supply agreement (the “Agreement”) with Raymarine, a leading marketer of marine electronics.  Under the terms of the agreement, the Company will design, develop and manufacture an in-motion communication and entertainment platform servicing the global marine market (the “Product”).  The Company will also provide all communications, content and support services for the Product during the term of the Agreement and for an additional five years after the termination of the Agreement.  In exchange for paying a licensing fee to the Company, for the term of the Agreement, Raymarine has received an exclusive license to market, offer, sell, brand and distribute the Product and the services related thereto and a non-exclusive license to use the Company’s name, logo and other trademarks for marketing of the Product.  The licensing fee payable by Raymarine to the Company is for up to $250,000, with $62,500 paid upon execution of the Agreement, and remaining amount due in $62,500 installments upon achieving certain milestones.

For the next twelve months we plan to focus efforts on preparing our GEO Mobile technology for marketing pursuant to the terms of our development contract with Raymarine and in supporting the product once Raymarine has begun sales. We expect that our GEO Mobile platform will be available for purchase by leisure boat consumers in the first quarter of 2008, however earliest expected revenue will trail product sales two to three months since we receive only service revenue.

We are currently negotiating the use of our LEO data transfer and management system to send text messages of FLW Outdoors’ fishing tournament results, along with actual advertising of FLW sponsors, to certain members of their subscriber base.  In addition, we are seeking an arrangement with Raymarine to conduct a feasibility study of the use of our LEO technology in the marine pleasure craft industry.

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

Our cash “burn rate” is somewhat more than $300,000 per month. In 2007 we expect to use about $5 million of cash and, before we become cash flow positive near the end of 2008, we expect to use approximately an additional $2.0 million of cash.  From January 1, 2007 through June 30, 2007, we have expended approximately $1,800,000.

We have financed our recent activities through short-term bridge loans which are due in June through October 2007. Our marketing initiatives are not designed to produce significant revenues until early 2008.  Consequently, we are trying to raise a substantial amount of “permanent capital” to fund ourselves until cash flow breakeven, and a substantial portion of this financing must essentially be completed within August in order for us to continue.

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

The Company is currently pursuing the private placement of approximately $13,000,000 which the Company believes will permit it to continue its operations through the latter part of 2008, at which time the Company believes it will be cash flow positive as a result of the Raymarine contract.  However, there can be no assurance that there will be subscribers to this offering or that the Company can become cash flow positive before additional funds are required.  As of June 30, 2007, we had approximately $11,000 of cash and cash equivalents and a working capital deficit of $6,800,000.  We must essentially complete a substantial portion of this financing within August for us to continue operations.

As part of our short term bridge loan financing we have obtained $1,555,000 from affiliated and non-affiliated parties and executed bridge loan promissory notes in the same amount.  The notes accrue no interest on the outstanding principal balance, however, the Company issued 518,335 shares of common stock, in lieu of interest.  The principal is due on October 31, 2007 and $1,305,000 of the notes are guaranteed by affiliated shareholders.  The notes will be repaid using the proceeds from the private placement described above.  If the notes are not paid at the due date, the Company must issue 172,777 shares of common stock, per month, as long as the notes are unpaid.

Results of Operations

We have had minimal revenues to date, and our expenses have consisted primarily of research and development, sales and marketing and general and administrative expenses, resulting in an operating loss since January 1, 2001 as a development stage company through June 30, 2007 of $44,768,830.

Gross Profit for the second quarter and six months ended June 30, 2007 increased $2,140 and $3,243, respectively, as compared to the same periods in 2006.  The increase mainly relates to the straight line recognition of the franchise fee paid by Raymarine upon execution of the Agreement.

Research and development costs have been expensed as they were incurred. Research and development costs for the second quarter of 2007 and the first six months of 2007, as compared with those same periods in 2006, increased $13,233 and $152,301, respectively, as a result of increased personnel needed to develop the Product for the Raymarine Agreement.  In the last half of 2006 and early 2007 the Company added five employees in the research and development department.  The second quarter increase of $13,233 reflects an increase in personnel costs of approximately $70,000, somewhat offset by a decrease in parts, related to the RK-3000 (a similar but different unit than the Product in the Raymarine Agreement), expensed in the 2006 second quarter of approximately $33,000 and a decrease of approximately $23,000 related to a reclassification, from research and development to other receivables, of parts purchased in the first quarter of 2007 that will be reimbursed by Raymarine.

Loss on impairment of assets decreased $14,672 for the quarter and six months ended June 30, 2007 as the Company wrote off some parts inventory associated with the marine after-market, which we are not currently pursuing.

Professional fees for the second quarter of 2007 decreased $7,477 to $78,940, compared to $86,417 for the same period in 2006. The decrease reflects the following: an approximately $25,000 decrease in legal fees related to the pursuit of a judgment in 2006; a decrease of approximately $7,000 related to a retainer paid to an outside accounting firm; offset by an increase of approximately $25,000 for fees paid to a firm to help locate funding for the Company.  For the six month period ended June 30, 2007, professional fees decreased $68,354 to $203,949, compared to $272,303 for the first six months of 2006. This primarily reflects a decrease of approximately $90,000 related to the legal judgment, noted above; a decrease of approximately $7,000 related to the retainer, noted above; a decrease of approximately $10,000 related to legal fees incurred for various loan transactions; offset by an approximately $40,000 increase related to legal fees  and retainer fees paid to a firm to help locate funding for the Company.

Advertising and promotional fees for the second quarter and six months ended June 30, 2007 decreased $58,608 and $127,522, respectively, as compared to the same periods in 2006.  In 2006, the Company contracted with an outside party to assist in the development of a marketing strategy for the marine-market.  The contract expired in 2006.

General and administrative expenses for the second quarter of 2007 increased $34,979 to $659,037, compared to $624,058 for the same period in 2006. The increase was mainly attributed to an increase in personnel and related costs.  For the six months ended June 30, 2007, general and administrative expenses decreased $1,249,958 from $2,670,733 to $1,420,775 as compared to the same period in 2006. Approximately $1,400,000 of the decrease relates to the stock-based compensation expense incurred in the first quarter of 2006 reflecting grants of new stock options and the expense recorded due to the adoption of SFAS 123(R).  This amount is offset by an increase in personnel and related costs of approximately $150,000.

Interest expense for the second quarter of 2007 and the first six months of 2007 decreased $30,768 and $155,492, respectively, as compared to 2006.  The decrease primarily reflects the debt discount associated with the common stock issued with short term funding offset somewhat by an increase in the interest expense accrued related to the $3.6 million convertible debt funded 60% in the second half of 2005 and 40% in the second half of 2006 and the interest expense accrued on the convertible debt funded in 2007.

Debt forgiveness decreased $310,807 as the Company wrote off old accounts payable amounts and settled various outstanding amounts in 2006.

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

On May 11, 2007, the Company received $65,000 from an affiliated party. The Company issued 21,667 shares of common stock, in lieu of interest.

On May 25, 2007, the Company received $25,000 from a non-affiliated party. The Company issued 8,333 shares of common stock, in lieu of interest.

On May 30, 2007, the Company received $25,000 from a non-affiliated party. The Company issued 8,333 shares of common stock, in lieu of interest.

On May 31, 2007, the Company received $150,000 from a non-affiliated party. The Company issued 50,000 shares of common stock, in lieu of interest.

On June 6, 2007, the Company received $188,000 from a non-affiliated party. The Company issued 62,667 shares of common stock, in lieu of interest.

On June 6, 2007, the Company received $12,000 from a non-affiliated party. The Company issued 4,000 shares of common stock, in lieu of interest.

On June 7, 2007, the Company received $100,000 from an affiliated party. The Company issued 33,333 shares of common stock, in lieu of interest.

On July 11, 2007, the Company received $50,000 from an affiliated party. The Company issued 16,667 shares of common stock, in lieu of interest.

On July 11, 2007, the Company received $25,000 from an affiliated party. The Company issued 8,334 shares of common stock, in lieu of interest.

On July 11, 2007, the Company received $25,000 from an affiliated party. The Company issued 8,334 shares of common stock, in lieu of interest.

On July 11, 2007, the Company received $100,000 from a non-affiliated party. The Company issued 33,333 shares of common stock, in lieu of interest.

On July 16, 2007, the Company received $40,000 from an affiliated party. The Company issued 13,334 shares of common stock, in lieu of interest.

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

Item 4. Submission of Matters to a Vote of Security Holders

On August 13, 2007 the Company held it’s annual meeting of shareholders.  At the meeting shareholders were asked to elect two Class C directors and to consider and transact such other and further business that may properly come before the meeting.  All shareholders as of a record date of June 15, 2007 were entitled to receive notice of and vote at this meeting.  Steve Phelps and William H. Moody were both elected as Class C directors by 75% based on 23,516,597 total votes.  The vote totals were as follows: Mr. Phelps received 22,623,850 votes “For,” 892,747 votes “Withheld,” and 6,787,428 non-votes; and Mr. Moody received 22,862,190 votes “For,” 654,407 votes “Withheld,” and 6,787,428 non-votes

Item 5. Other Information

At the August 13, 2007 Board of Directors Meeting, Randy S. Bayne was elected Chairman of the Board,  in addition to his other positions as President and Chief Executive Officer.  Mr. Bayne succeeds Richard C. Webb as Chairman of the Board.

Item 6. Exhibits.

The following exhibits are described and furnished as part of this report:

1.	Exhibit 10.1	Summary of Director Compensation
2.	Exhibit 10.2	Bridge Loan Promissory Note in the amount of $65,000 to Randy S. Bayne
3.	Exhibit 10.3	Bridge Loan Promissory Note in the amount of $25,000 to Howard London
4.	Exhibit 10.4	Bridge Loan Promissory Note in the amount of $25,000 to Mark Miller
5.	Exhibit 10.5	Bridge Loan Promissory Note in the amount of $150,000 to Jeffrey J. Bell
6.	Exhibit 10.6	Bridge Loan Promissory Note in the amount of $188,000 to Mike Repsold
7.	Exhibit 10.7	Bridge Loan Promissory Note in the amount of $12,000 to Michael A. Hunter
8.	Exhibit 10.8	Bridge Loan Promissory Note in the amount of $100,000 to John Phelps
9.	Exhibit 10.9	Bridge Loan Promissory Note in the amount of $50,000 to Don Sanders
10.	Exhibit 10.10	Bridge Loan Promissory Note in the amount of $25,000 to Ben Morris
11.	Exhibit 10.11	Bridge Loan Promissory Note in the amount of $25,000 to Don Weir
12.	Exhibit 10.12	Bridge Loan Promissory Note in the amount of $100,000 to Robert K. McDonald
13.	Exhibit 10.13	Bridge Loan Promissory Note in the amount of $40,000 to Scott Vacek
14.	Exhibit 31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002
15.	Exhibit 31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002
16.	Exhibit 32	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Remote Knowledge, Inc.

	By:	/s/ Randy S. Bayne
Randy S. Bayne
Chief Executive Officer

Date: August 13, 2007	By:	/s/ D. Henry Houston
D. Henry Houston
Chief Financial and Accounting Officer