Form 10QSB
period 2007-09-30
REMOTE KNOWLEDGE INC
filed 2007-11-14
CIK 1059099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

Yes ☐ No ☒

There were 16,703,920 shares of common stock, $.001 par value per share, outstanding as of September 30, 2007.

Transitional Small Business Format (check one); Yes ☐ No ☒

Remote Knowledge, Inc.

Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Imminent receipt of funds is necessary for the Company to remain in business. As stated in our previous 10-QSB, financing for several million dollars was required before the end of August for the Company to remain in business. We have not been able to obtain such financing. However, we have obtained several short term loans totaling $490,000 which along with deferring vendor invoices and some payroll have enabled the Company to survive. These invoices and payroll remain unpaid.

We continue with our efforts to obtain this financing, but if it is not completed immediately and receipt of funds necessary to pay the unpaid vendor invoices and payroll is not imminent the Company will be forced to cease operations and close.

The accompanying balance sheet of Remote Knowledge, Inc. as of September 30, 2007 and the related statements of operations and statement of cash flows for the three and nine month periods then ended have not been reviewed.

The Company does not currently have the funds available to pay our auditor to perform the review.

Index

Remote Knowledge, Inc.
(A Development Stage Enterprise)
Condensed Balance Sheet
(Not Reviewed)

September 30, 2007
ASSETS
Current Assets
Cash	$372
Accounts receivable	4,055
Other receivables	166,303
Prepaid and other current assets	86,258
Total current assets	256,988
Property and Equipment, net	245,773
Other noncurrent assets, net	49,878
Total assets	$552,639
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable – trade	$473,126
Accrued expenses	2,528,141
Deferred revenue	53,322
Payable to shareholder	127,926
Shareholder advances	1,679,500
Notes payable - related party – net of discount of $52,844	1,279,656
Notes payable – net of discount of $37,280	1,955,812
Total current liabilities	8,090,662

Notes payable – related party - long-term, net of discount of $1,232,970	2,712,030
Total liabilities	10,802,692

Shareholders’ Deficit:
Preferred stock — series A, $.001 par value; 15,000 shares authorized; 4,274 shares issued and outstanding	4
Preferred stock — series B, $.001 par value; 20,000 shares authorized; 6,254 shares issued and outstanding	6
Common stock, $.001 par value; 150,000,000 shares authorized; 16,703,920 shares issued and outstanding	16,704
Additional paid-in capital	64,891,607
Deferred compensation	—
Subscriptions receivable	(45,000)
Accumulated deficit	(10,234,380)
Deficit accumulated during development stage	(64,878,994)
Total shareholders’ deficit	(10,250,053)
Total liabilities and shareholders’ deficit	$552,639

The accompanying notes are an integral part of these financial statements.

Index

Remote Knowledge, Inc.
(A Development Stage Enterprise)
(Not Reviewed)

Condensed Statements of Operations

	Three-Month Periods Ended		Nine-Month Periods Ended		Period From January 1, 2001 (inception of development stage)
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2007	2006	2007	2006	2007
Revenues	$3,151	$7,150	$9,297	$31,461	$91,861
Cost of Goods Sold	—	9,765	—	31,173	76,033
Gross Profit	3,151	(2,615)	9,297	288	15,828
Operating Costs and Expenses:	—	—	—	—	4,169,146
Advisory services
Research and development	204,412	148,761	637,213	429,261	6,829,526
Loss on impairment of assets	—	—	—	14,672	2,284,164
Professional fees	25,747	51,371	229,696	323,674	3,109,704
Advertising and promotion fees	—	38,200	2,354	168,076	1,660,464
General and administrative expenses	729,880	741,089	2,150,655	3,411,822	20,958,041
Total operating costs and expenses	960,039	979,421	3,019,918	4,347,505	39,011,045
Loss from Operations	(956,888)	(982,036)	(3,010,621)	(4,347,217)	(38,995,217)
Other Expense (Income):
Interest expense	709,035	551,221	1,675,838	1,673,516	7,996,134
Amortization of deferred financing costs	—	—	—	—	1,188,432
Interest income	—	—	—	—	(27,420)
Other income	—	(3,806)	(567)	(14,195)	(21,919)
Other expense	—	—	—	—	12,698
Debt forgiveness	(627)	(6,766)	(627)	(317,573)	(1,709,018)
Total other expense	708,408	540,649	1,674,644	1,341,748	7,438,907
Net Loss	(1,665,296)	(1,522,685)	(4,685,265)	(5,688,965)	(46,434,124)

(Continued)

The accompanying notes are an integral part of these financial statements.

Index

Remote Knowledge, Inc.
(A Development Stage Enterprise)
(Not Reviewed)

Condensed Statements of Operations (continued)

	Three-Month Periods Ended		Nine-Month Periods Ended		Period From January 1, 2001 (Inception of Development Stage)
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2007	2006	2007	2006	2007
Effective Dividend from Amortization of Discount Related to Beneficial Conversion of Mandatorily Redeemable Series A Preferred Stock	—	—	—	—	(5,554,000)
Warrants Issued for Release of Redemption Provision of Series A Preferred Stock	—	—	—	—	(1,291,912)
Effective Dividend from Amortization of Discount Related to Beneficial Conversion of Series B Preferred Stock and Warrants	—	(25,730)	(100,000)	(37,422)	(11,598,958)
Net Loss Attributable to Common Shares	$(1,665,296)	$(1,584,415)	$(4,785,265)	$(5,726,387)	$(64,878,994)
Net Loss Per Share:
Basic and Diluted	$(.10)	$(.11)	$(.30)	$(.41)	$(7.88)
Number of Shares Used in Calculating Net Loss Per Share:
Basic and Diluted	16,428,868	14,596,120	15,887,773	14,054,317	8,228,454

The accompanying notes are an integral part of these financial statements.

Index

Remote Knowledge, Inc.
(A Development Stage Enterprise)
Condensed Statements of Cash Flows
(Not Reviewed)

	NINE-MONTH PERIODS ENDED		Period From January 1, 2001 (inception of development stage) to
	September 30,	September 30,	September 30,
	2007	2006	2007
Cash Flows From Operating Activities:
Net loss	$(4,685,265)	$(5,688,965)	$(46,434,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount and discount related to beneficial conversion of convertible debt	1,351,053	1,360,594	6,294,303
Depreciation	163,970	184,390	1,095,452
Loss on impairment of fixed assets	—	—	1,564,282
Amortization of deferred financing costs	2,070	—	1,190,502
Equity issued for services and interest	328,394	1,636,343	10,114,006
Provision for loss on inventory	—	14,672	758,918
Debt forgiveness	—	(317,573)	(1,708,391)
Charge off of receivables	—	—	446,414
Changes in assets and liabilities:
Accounts receivable	660	(925)	(4,055)
Inventory	—	48,903	(836,393)
Other receivables	(166,303)	—	(166,303)
Prepaid and other current assets	88	(3,909)	(53,762)
Other noncurrent assets	(51,948)	—	(51,948)
Accounts payable – trade	228,150	(300,602)	1,354,662
Accrued expenses	345,723	(189,415)	1,848,015
Deferred revenue	53,322	—	53,322
Related party payable	—	—	399,259
Net cash used in operating activities	(2,436,907)	(3,256,487)	(24,142,662)
Cash Flows From Investing Activities:
Additions of fixed assets	(22,256)	(72,178)	(1,033,979)
Related party receivable	—	—	(300,000)
Net cash used in investing activities	(22,256)	(72,178)	(1,333,979)
Cash Flows From Financing Activities:
Payments of notes payable	(43,756)	(1,096,580)	(3,439,350)
Capital contributions	—	—	27,900
Proceeds from SMH note payable	—	—	1,500,000
Proceeds from short term note payable	950,000	2,950,000	4,485,000
Proceeds from sale of common stock	—	—	903,800
Proceeds from other notes payable	124,208	62,710	3,482,949
Proceeds from advance from related party	4,500	—	4,500
Net proceeds from sale of mandatory redeemable preferred stock	—	—	5,040,033
Net proceeds from sale of series B preferred stock with warrants	—	145,000	7,114,073
Net proceeds from related party note payable	905,000	1,270,000	6,325,000
Net cash provided by financing activities	1,939,952	3,331,130	25,443,905
Net Change in Cash and Cash Equivalents	(519,211)	2,465	(32,736)
Cash and Cash Equivalents, beginning of period	519,583	4,991	33,108
Cash and Cash Equivalents, end of period	$372	$7,456	$372

(Continued)

The accompanying notes are an integral part of these financial statements.

Index

Remote Knowledge, Inc.
(A Development Stage Enterprise)
Condensed Statements of Cash Flows (continued)
(Not Reviewed)

	NINE-MONTH PERIODS ENDED		Period From January 1, 2001 (inception of development stage) to
	September 30,	September 30,	September 30,
	2007	2006	2007
Non-Cash Transactions:
Issuance of common stock for related party debt	$—	$—	$888,832
Issuance of common stock for debt	$—	$—	$1,157,114
Issuance of common stock for assets	$—	$—	$8,000
Conversion of accounts payable to notes payable	$—	$—	$766,484
Conversion of notes payable and other debt to equity	$100,000	$—	$4,301,000
Contribution of capital by shareholders for financing costs	$—	$—	$1,188,432
Issuance of common stock (86,710 shares; 0 shares; and 1,694,179 shares, respectively) upon conversion of Series A preferred stock	$86	$—	$1,694
Issuance of common stock (466,670 shares; 1,473,332 shares; and 7,200,670 shares, respectively) upon conversion of Series B preferred stock	$467	$1,473	$7,201
Issuance of common stock upon conversion of mandatorily redeemable preferred stock classified as debt	$—	$—	$20,000
Reclassification of mandatory redeemable preferred stock to equity	$—	$—	$5,534,000
Discount related to beneficial conversion of mandatory redeemable Series A preferred stock	$—	$—	$5,554,000
Warrants issued for release of redemption provision of Series A preferred stock	$—	$—	$1,291,912
Discount related to beneficial conversion of Series B preferred stock and warrants	$100,000	$37,422	$11,598,958
Reclassification of demo units from inventory to property and equipment	$—	$—	$77,475
Discount related to notes payable	$471,085	$2,070,000	$5,655,592
Conversion of notes payable into convertible debt	$—	$—	$375,000
Conversion of accrued expenses into notes payable	$—	$—	$87,028
Issuance of common stock (1,073,893 shares; 0 shares; and 1,073,893 shares, respectively) with bridge loans	$1,074	$—	$1,074
Issuance of common stock (90,000 shares; 0 shares; and 90,000 shares, respectively) with restricted stock grant	$90	$—	$90
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$22,495	$190,323	$405,617

The accompanying notes are an integral part of these financial statements.

Index

Remote Knowledge, Inc.
Notes To Condensed Financial Statements

Note 1 — Basis of Presentation

The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements and notes should be read in conjunction with financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments necessary to present fairly, in all material respects, the financial position of the Company, as of September 30, 2007, and the results of its operations and cash flows for the three and nine-month periods then ended and for the three and nine-month periods ended September 30, 2006, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

Note 2 — Significant Accounting Policies

Share-Based Compensation– Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123(R) “Share-Based Payment-Revised 2004” (“SFAS 123(R)”).  The stock compensation expense for the quarter and nine month period ended September 30, 2007 amounted to $103,706 and $194,924, respectively.  For the quarter and nine month period ended September 30, 2007 this expense reduced basic and diluted loss per share by less than $0.01 and $0.01, respectively, compared to reported basic and diluted loss per share of $0.10 and $0.30, respectively. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending September 30, 2007 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending September 30, 2007 for the expected option term. The expected option term was calculated using the “simplified” method permitted by SAB 107.

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

Note 3 — Notes Payable

From January 2007 through September 2007, the Company received $950,000 in cash from non-affiliated parties and $905,000 from affiliated parties and executed promissory notes.  The notes accrue no interest on the outstanding principal balance; however, the Company issued 618,336 shares of common stock, valued at $391,085, to the note holders in lieu of interest.  The principal is due on October 31, 2007 and $1,490,000 of the notes are guaranteed by an affiliated shareholder.  If the Company defaults, it must issue an additional 206,111 shares of common stock, per month, until the principal is repaid.  The Company also issued 150,000 shares of common stock, valued at $80,000, to extend for six months two loans that were due in the first quarter of 2007 and the Company issued 83,334 shares of common stock, valued at $47,917, as default interest on a loan issued in 2006 that was due in June 2007 and has not been repaid; the default interest is being recognized as interest expense as the default shares are issued.  The total debt discount of $471,085, related to the issuance and extension of the loans, is being amortized using the straight line method over the life of the note.  The amount of discount amortization under the straight line method does not materially differ from the effective interest method.

In September 2007, the Company executed a release of a promissory note with Lockheed Martin Services, Inc. d/b/a Lockheed Martin Space Operations (“Lockheed”).  The note was issued on December 31, 2006 in the principal amount of $385,000 with a maturity date of June 30, 2007.  On September 14, 2007, the Company executed a new promissory note with Lockheed in the amount of $380,068.37 with interest accruing at the annual rate of 10%.  The new note will mature and become payable on April 30, 2008.  The note is collateralized by the vendor’s work product and the equipment in the Company’s data center.

Index

Remote Knowledge, Inc.
Notes To Condensed Financial Statements

In September 2007, the Company executed a promissory note with Andrews Kurth LLP.  The note was issued on September 26, 2007 in the principal amount of $70,410.83 with a maturity date of April 30, 2008.  The note bears interest at the annual rate of 10%.

Note 4 — Net Loss Per Common Share

Loss per common share (LPS) is computed by dividing the net loss attributable to common stockholders for the period by the weighted-average number of common shares outstanding for the period. Diluted LPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents, warrants and options, outstanding at the end of the period. Common stock equivalents of 80,258,884 and 74,383,950 for the quarters and nine-month periods ended September 30, 2007, and 2006, respectively, have been excluded from the calculation of weighted-average shares for purposes of calculating diluted loss per share, as such inclusion is anti-dilutive.

Note 5 — Subsequent Events

In October 2007, the Company received $150,000 in cash from non-affiliated parties and $50,000 from affiliated parties and executed promissory notes.  The notes accrue no interest on the outstanding principal balance; however, the Company issued 73,334 shares of common stock, valued at $28,200, to the note holders in lieu of interest.  The principal is due on October 31, 2007 and $150,000 of the notes are guaranteed by an affiliated shareholder.  If the Company defaults it must issue an additional 19,445 shares of common stock, per month, until the principal is repaid.

Index

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

Index

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

Twelve Month Plan of Operation
Imminent receipt of funds is necessary for the Company to remain in business. As stated in our previous 10-QSB, financing for several million dollars was required before the end of August for the Company to remain in business. We have not been able to obtain such financing. However, we have obtained several short term loans totaling $490,000 which along with deferring vendor invoices and some payroll have enabled the Company to survive. These invoices and payroll remain unpaid.

We continue with our efforts to obtain this financing, but if it is not completed immediately and receipt of funds necessary to pay the unpaid vendor invoices and payroll is not imminent the Company will be forced to cease operations and close.

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

Our cash “burn rate” is somewhat more than $300,000 per month. In 2007 we expect to require about $5 million of cash before we become cash flow positive near the end of 2008.  From January 1, 2007 through September 30, 2007, we have expended approximately $2,500,000.

We have financed our recent activities through short-term bridge loans which are due now past due. Our marketing initiatives are not designed to produce significant revenues until early 2008.  Consequently, we are trying to raise a substantial amount of “permanent capital” to fund ourselves until cash flow breakeven, and a substantial portion of this financing must essentially be completed within immediately in order for us to remain in business.

Index

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

The Company is currently pursuing the private placement of approximately $13,000,000 which the Company believes will permit it to continue its operations through the latter part of 2008, at which time the Company believes it will be cash flow positive as a result of the Raymarine contract.  However, there can be no assurance that there will be subscribers to this offering or that the Company can become cash flow positive before additional funds are required.  As of September 30, 2007, we had approximately $400 of cash and cash equivalents and a working capital deficit of $7,800,000.  We must essentially complete a substantial portion of this financing within August for us to continue operations.

As part of our short term bridge loan financing we have obtained $2,045,000 from affiliated and non-affiliated parties and executed bridge loan promissory notes in the same amount.  The notes accrue no interest on the outstanding principal balance, however, the Company issued 691,670 shares of common stock, in lieu of interest.  The principal is due on October 31, 2007 and $1,640,000 of the notes are guaranteed by affiliated shareholders.  The notes will be repaid using the proceeds from the private placement described above.  If the notes are not paid at the due date, the Company must issue 225,556 shares of common stock, per month, as long as the notes are unpaid.

Results of Operations

We have had minimal revenues to date, and our expenses have consisted primarily of research and development, sales and marketing and general and administrative expenses, resulting in a cumulative net loss since January 1, 2001 as a development stage company through September, 2007 of $46,434,124.

Gross profit for the third quarter and nine months ended September 30, 2007 increased $5,766 and $9,009, respectively, as compared to the same periods in 2007.  The increase mainly relates to the straight line recognition of the franchise fee paid by Raymarine upon execution of the Agreement.

Research and development costs have been expensed as they were incurred. Research and development costs for the third quarter of 2007 and the first nine months of 2007, as compared with those same periods in 2006, increased $55,651 and $207,952, respectively, as a result of increased personnel needed to develop the Product for the Raymarine Agreement.   The nine month increase in personnel costs is somewhat offset by a decrease of approximately $30,000 in parts, related to the RK-3000 (a similar but different unit than the Product in the Raymarine Agreement), expensed in 2006.

Loss on impairment of assets decreased $14,672 for the nine months ended September 30, 2007 as the Company wrote off some parts inventory associated with the marine after-market, which we are not currently pursuing.

Professional fees for the third quarter and nine months ended September 30, 2007 decreased $25,624 and $93,978, respectively, as compared to the same periods in 2006. For the third quarter this decrease primarily reflects costs associated with a special shareholder meeting in 2006, not incurred in 2007.  For the nine month period ended September 30, 2007, the decrease reflects a reduction of approximately $90,000 related to a legal judgment; a decrease of approximately $10,000 related to loan transaction costs; a decrease of approximately $10,000 related to audit fees; a decrease of approximately $10,000 related to patents; somewhat offset by an approximately $40,000 increase related to legal fees and retainer fees paid to a firm to help locate funding for the Company.

Advertising and promotional fees for the third quarter and nine months ended September 30, 2007 decreased $38,200 and $165,722, respectively, as compared to the same periods in 2006. In 2006, the Company contracted with an outside party to assist in the development of a marketing strategy for the marine market.  The contract expired in 2006.

Index

General and administrative expenses for the third quarter and nine months ended September 30, 2007 decreased $11,209 and $1,261,167, respectively, as compared to the same periods in 2006.  The decrease for the third quarter reflects a decrease in recruiting fees of approximately $50,000; a decrease in investor relations of approximately $32,000; and a decrease of approximately $20,000 related to getting new employees set up in Houston; offset by an increase of approximately $50,000 related to stock-based compensation; and an increase of approximately $40,000 in personnel and related expenses.  For the nine months ended September 30, 2007, the decrease reflects an approximately $1,400,000 decrease related to stock-based compensation; a decrease in recruiting fees of $28,000; and a decrease in investor relations of approximately $31,000; offset by increase of approximately $200,000 in personnel and related costs.

Interest expense for the third quarter of 2007 and the first nine months of 2007 increased $157,814 and $2,322, respectively, as compared to 2006.  The increase in the third quarter and the nine months ended September 30, 2007 primarily reflects the debt discount associated with common stock issued with short term funding.

Other income decreased $13,628 for the nine months ended September 30, 2007 as the Company sold some non-inventory items in 2006.

Debt forgiveness decreased $316,946 for the nine months ended September 30, 2007 as the Company wrote off more old accounts payable and settled various outstanding amounts in 2006.

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

Index

PART II — OTHER INFORMATION

Item 1. Legal Proceedings — None

Item 2. Unregistered Sales of Equity Securities and Issuance of Notes and Use of Proceeds.

On August 13, 2007, the Company received $50,000 from an affiliated party.  The Company issued 16,667 shares of common stock, in lieu of interest.

On August 31, 2007, the Company received $200,000 from an affiliated party.  The Company issued 66,667 shares of common stock, in lieu of interest.

On September 7, 2007, the Company received $50,000 from an affiliated party.  The Company issued 16,667 shares of common stock, in lieu of interest.

On October 2, 2007, the Company received $150,000 from a non-affiliated party.  The Company issued 60,000 shares of common stock, in lieu of interest.

On October 16, 2007, the Company received $40,000 from an affiliated party.  The Company issued 13,334 shares of common stock, in lieu of interest.

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

Index

Item 6. Exhibits.

The following exhibits are furnished as part of this report:

1.	Exhibit 10.1	Summary of Director Compensation

2.	Exhibit 10.2	Bridge Loan Promissory Note in the amount of $50,000 payable to Mark Sullivan

3.	Exhibit 10.3	Bridge Loan Promissory Note in the amount of $200,000 payable to 2003 Sanders Children Trust

4.	Exhibit 10.4	Bridge Loan Promissory Note in the amount of $50,000 payable to Neil Granader

5.	Exhibit 10.5	Bridge Loan Promissory Note in the amount of $150,000 payable to David Cain

6.	Exhibit 10.6	Bridge Loan Promissory Note in the amount of $40,000 payable to Sylvia Granader

7.	Exhibit 10.7	Stock Option Grant Notice William H. Moody

8.	Exhibit 10.8	Stock Option Grant Notice Steve Phelps

9.	Exhibit 31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002

10.	Exhibit 31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002

11.	Exhibit 32	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Remote Knowledge, Inc.

	By:	/s/ Randy S. Bayne
Randy S. Bayne
Chief Executive Officer

Date: November 14, 2007	By:	/s/ D. Henry Houston
D. Henry Houston
Chief Financial and Accounting Officer