Form 10KSB
period 2007-12-31
REMOTE KNOWLEDGE INC
filed 2008-10-23
CIK 1059099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-106247

REMOTE KNOWLEDGE, INC.
(Name of small business issuer in its charter)

Delaware	74-1664837
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

3657 Briarpark, Suite 100	77042
Houston, Texas	(Zip Code)
(Address of principal executive officers)

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
Yes ☐    No ☑

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

The issuer’s revenues for its most recent fiscal year ended December 31, 2007 were $8,393.

The aggregate market value of the 6,345,518 outstanding voting and non-voting common stock held by non-affiliates of the issuer was $1,586,380 as of September 22, 2008. The stock price for computation purposes was $0.25 per share which was the closing price on September 22, 2008, the last reported sale price for our common stock.

The issuer had 16,800,588 shares of its common stock issued and outstanding as of September 22, 2008, the latest practicable date before the filing of this report.

Remote Knowledge, Inc.

PART I

Item 1. Business.

Remote Knowledge, Inc. (the “Company”or “Remote Knowledge”) is a Houston, Texas based company that develops, delivers and supports proprietary communications and data-management products. The Company’s technology platforms supply in-motion high-speed Internet and voice services, two-way data transfer, email and text messaging services, as well as, remote vessel monitoring and control of shipboard systems. The Company’s products are designed to service the marine industry.

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

In July 2003, we reorganized as a Delaware corporation known as Remote Knowledge, Inc. In July 2004, we began trading on OTC Bulletin Board under the symbol RKNW.  In 2008, the Company was delisted from the OTC Bulletin Board and began trading over-the-counter on the Pink Sheets under the ticker symbol “RKNW.PK.”

From 1998 forward, the Company focused its engineering efforts on the development of our communications and data management technologies. At the same time, management worked to identify potential markets where our products and services would have the greatest opportunity for success and long-term growth and to find sales channels to these markets. In this regard, management implemented a strategic “market partner” strategy. Under this strategy, Remote Knowledge would establish relationships with select partners who could provide brand recognition and establish sales distribution channels, thereby providing the Company’s products and services earlier market acceptance and greater opportunity for growth. During this period, we devoted considerable time and effort towards raising the capital needed to fund our operations.

In September 2003, we acquired our high-speed satellite communication technology along with a satellite earth station in Joplin, Missouri, from Mark Sullivan. Mr. Sullivan is the architect of that technology and is also the principal architect of our monitoring and two-way data transfer technology. After serving as a consultant since early 2003, Mr. Sullivan became a full-time employee and our Chief Technology Scientist in June 2005.

Between mid-2004 and the fall of 2005, we undertook the initial marketing of our two-way data transfer and management services exploring the marine pleasure craft, oil & gas production and agriculture markets. The Company worked closely with marine original equipment manufacturers (“OEM’s”), oil service groups, commercial diesel engine providers and large market distributors to test the capabilities, performance and viability of our initial products and services. After careful consideration of the target markets and based on the results of our initial marketing initiatives, management determined that the consumer marine and commercial maritime industries held the greatest opportunity for long-term success and growth.

In late 2005, the Company turned its marketing efforts towards developing strategic partner relationships in the global marine industry and, as a result, established relationships with the Wal-Mart FLW Outdoors tour and Raymarine. For the Wal-Mart FLW Outdoors tour we developed unique data distribution and content applications for our two-way data transfer and management service which have been successfully utilized by them and FSN Sports for fishing tournaments.

In 2006 the Company and Raymarine jointly conducted an extensive nine-month feasibility study to determine the market viability of our in-motion high-speed internet and voice service. Based on the conclusions reached by the study, in January 2007 the Company and Raymarine entered into an agreement whereby once the in-motion broadband product was fully developed Raymarine would become a distribution partner marketing the service under the Raymarine brand.  The agreement was mutually terminated in 2008.

During 2007 and 2008, the Company primarily focused on raising funds necessary to continue development of our products.  In August 2008, the Company finalized a funding agreement to provide the funds necessary to further product development.  See further discussion of funding in “Recent Developments.”

The Company has generated essentially no revenues from either two-way data transfer and management services or our high-speed satellite communications services since the inception of our business in 1998. See discussion of our financial condition in “Our Current Plan of Operation.”

Our Business Strategy

The business strategy of Remote Knowledge is to establish ourselves as a leading provider of in-motion communications and data transfer and management services to the maritime industry. We plan to accomplish this by establishing “market partner” relationships with marine electronic manufacturers, recreational boat OEM’s and commercial maritime channels for the distribution of our broadband product.

Our platform development strategy proposes combining  our proprietary technologies (hardware design, embedded firmware, software and ongoing software applications) with off-the-shelf communications services to create a product platform with the ability to provide high-speed internet, satellite voice, e-mail, text messaging, as well as future capabilities for entertainment and content applications. In addition, our solutions will allow for two-way data transfer as well as customized remote monitoring and control of vessels shipboard systems. The initial result of this strategy has been the creation of our high speed communication platform which we call “GEO Mobile”.

In the recreational marine space the GEO Mobile service will target the 40-foot and larger class vessels, initially in the U.S.  Remote Knowledge will provide development, manufacturing and on going supply of the communications and data management services. Revenues from these services will be derived from hardware sales, monthly subscription and communications usage fees.

The Company is continuing business development initiatives with the Wal-Mart FLW Outdoors Tour with the goal being to establish a long-term contractual agreement between the parties. During 2008 the Company supplied services to support the FLW tour’s logistical operations as well as to support the FSN Sports live and post TV production processes.

Our Product and Services Description

GEO Mobile

GEO Mobile will be able to deliver high-speed internet access and voice services, two-way data transfer, email and text messaging services, as well as, remote vessel monitoring and control of shipboard systems to a vessel while in motion almost anywhere in the world.

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

Communication Providers

To service our GEO Mobile platform we will purchase space segment from companies who own high-earth orbiting satellites. The Company will negotiate service agreements with providers in order to meet our GEO Mobile market launch requirements. In addition, the company will work with the same satellite providers to establish service co-location relationships where the company will house our data management and communications network within their teleport facilities. This type of network infrastructure will provide for redundant operations, security controls and emergency recovery in most any natural or man-made event. The Company’s network will also allow for global coverage with expansion capabilities to meet any growth requirement.

Recent Developments

On August 21, 2008, the Company entered into a credit agreement with SLW International, LLC, a Delaware limited liability company (“SLWI”), pursuant to which SLWI  agreed to lend to the Company $800,000 (the “Senior Loan”).  The Senior Loan was made in accordance with, and secured by, a note (the “Senior Note”) and security agreement (the “Senior Security Agreement”) between the Company and SLWI.  This Senior Note was executed as a renewal of a promissory note dated May 30, 2008, executed by the Company and payable to the order of Muragai LLC, a Delaware limited liability company and a wholly-owned subsidiary of SLWI(“Muragai”).  The May 30, 2008 note was executed by the Company in renewal of a promissory note dated February 25, 2008, payable to the order of Muragai in the original principal amount of $250,000, which prior promissory notes had been assigned to SLWI by Muragai pursuant to that certain Assignment of Note and Liens dated as of July 30, 2008.  All principal outstanding under the Senior Note pursuant to the renewal, extension and conversion of the prior notes shall bear interest retroactive to the date of initial funding and prior to maturity at a rate equal to the lesser of (i) the maximum, nonusurious rate allowed by law and (ii) fifteen percent (15%) per annum.

At any time, SLWI  may elect, upon not less than seventy-five (75) days notice to the Company, at its sole discretion, by written notice to the Company, to convert or exchange all or any part of the amounts outstanding under the Senior Note and any accrued and unpaid interest thereon into the Company’s common stock.  Each $0.04 of the outstanding balance of the Note (the “Conversion Price”) may be converted into or exchanged for one (1) share of the Company’s common stock based on 62,500,000 outstanding shares of the Company’s stock (the “Common Stock”) on a fully diluted basis.  The Conversion Price shall be subject to adjustment from time to time as provided in the Senior Note in order to prevent the dilution of SLWI’s right to acquire shares of Company’s Common Stock.

On August 21, 2008 (the “Closing Date”), the Company also entered into a Credit Agreement (the “Credit Agreement”) made between it and a group of accredited investors represented by Muragai (such group being collectively referred to herein as “Lenders”), under which Lenders agree to extend credit to the Company in the form of a convertible advancing term loan (the “Junior Loan”) in the principal amount of $4,000,000 (the “Loan Funds”). The Credit Agreement provides for the Loan Funds to be advanced to the Company in increments following requests by the Company, as may be made from time to time, up to the total committed Loan Funds.  The Junior Loan is made in accordance with, and secured by a note (the “Junior Note”) and security agreement (the “Junior Security Agreement”) between the Company and Lenders.

A mandatory prepayment of the advanced Loan Funds may be required by Lenders after the Company has achieved a positive cash flow (as defined according to the terms of the Credit Agreement) for any three consecutive fiscal quarters.   The total principal advanced, and accrued interest thereon, under the Credit Agreement is due and payable August 21, 2013.  Interest accrues on any advanced funds at the rate of twelve percent (12%) per annum or the maximum, nonusurious rate allowed by law, whichever is lesser.  Accrued and unpaid interest must be paid upon the payment or prepayment of any advanced Loan Funds; upon a request by Lenders made after the Company has achieved a positive cash flow for at least one fiscal quarter, in an amount reasonably determined by Lenders; and on the maturity date.

At any time, the Lenders may elect, upon not less than seventy-five (75) days notice to the Company, at its sole discretion, by written notice to the Company, to convert or exchange all or any part of the amounts outstanding under the Junior Loan and any accrued and unpaid interest thereon into the Company’s common stock.  Each $0.04 of the outstanding balance of the Junior Loan (the “Conversion Price”) may be converted into or exchanged for one (1) share of the Company’s common stock based on 62,500,000 outstanding shares of the Company’s stock (the “Common Stock”) on a fully diluted basis.  The Conversion Price shall be subject to adjustment from time to time as provided in the Junior Loan in order to prevent the dilution of the Lenders’ right to acquire shares of Company’s common stock.

In connection with the Credit Agreement, the Company issued to Lenders warrants executable for shares of the Company’s common stock in the aggregate amount of 15,000,000 shares (the “Lender Warrants”).  The Lender Warrants bear an exercise price of $0.04 per share, and are exercisable for a period of ten (10) years from the Closing Date.

As a condition of the Credit Agreement, the Company also entered into settlements with several creditors, including current and former employees, under which outstanding debts of the Company will be exchanged for the issuance of common stock at a price of $0.75 per share.  The Company will issue approximately 16,000,000 shares of common stock related to these settlements.  The various settlements include approximately 5,700,000 shares of common stock related to the extinguishment of outstanding bridge loans in the amount of $2,953,000; approximately 6,900,000 shares of common stock to settle outstanding note payables in the amount of $4,500,000 including accrued interest of approximately $1,000,000; approximately 2,400,000 shares of common stock to settle an additional four debt instruments in the amount of $180,000; approximately 900,000 shares of common stock to resolve various other settlements; approximately 400,000 shares of common stock to settle back pay related to certain current and former employees; and approximately 23,000 shares of common stock to settle outstanding balances owed to legacy expenses related to accounts payable.

The additional funds will be used to complete development of the GEO Mobile product.  All funds will be disbursed according to the budget approved by the Board of Directors.  In connection with the financing transaction, the Company agreed to pay to Muragai, an arrangement fee in the amount of $50,000 on the Closing Date.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On July 31, 2008, the following Company directors tendered their resignation: D. Henry Houston and William H. Moody.  Mr Houston had previously resigned as the Company’s Chief Financial Officer on March 31, 2008.  On August 21, 2008, Mr. Farid Nagji, Mr. Ricardo A. Gijon, and Mr. L. Byron Way were elected to the board of directors, filling existing vacancies.  Subsequently, the following Company directors tendered their resignation: Randy Bayne; Richard C. Webb; and Steve Phelps.  Also on August 21, 2008, the Company appointed the following persons to the indicated positions:

Mr. Farid Nagji (Age 43) – Chairman;
Mr. Ricardo A. Gijon (Age 55)  – Chairman of the Audit Committee;
C. Gregory Peters (Age 42) – Chief Executive Officer;
Mr. Mark Van Eman (Age 43)  – Chief Operating Officer.
Mr. Randy Bayne (Age 44) – President of Sales and Marketing

Mr. Nagji is currently Senior Vice President, Chief Information Officer, and Risk Officer for a subsidiary of Bermuda-Based Insurance Group Argo Group International Holdings, Ltd.

Mr. Gijon received a Masters in Business Administration from the Harvard University Graduate School of Business in 1979.  He served in the U.S. Army; his last assignment was that of budget officer for the Director of Personnel and Community Activities of Fort Drum, New York.  Mr. Gijon also worked as an auditor for the firm of KPMG from 1982 to 1986.  At KPMG he received special training as a statistical audit specialist.  After leaving KPMG he worked in various financial executive positions with several private and public companies. In the past eight years he worked for HCC Insurance Holdings, Inc., where he served as Corporate Controller and Special Projects Officer, and for SureTec Holding Corp., an affiliate of HCC Insurance Holdings, Inc., where he served as CFO. Mr. Gijon is currently Chief Financial Officer of Muragai, LLC.

Mr. Peters previously served as President of Muragai LLC, a private equity investment vehicle. Mr. Peters also previously served as a senior analyst at Raymond James working in the Equity Research department. During the last 15 years, Mr. Peters has been nationally recognized by the Wall Street Journal, Reuters and Star Mine as a top-ranked analyst. Mr. Peters serves as Chairperson of the New York Society of Security Analysts Annual Insurance Conference. Mr. Peters has a Bachelor of Arts degree from Drake University and received an MBA (with honors) from the Kellstadt Graduate School of Business.

Effective August of 2008, Mr. Van Eman rejoined the Company as its Chief Operating Officer, which includes responsibility for the entire operations of the Company, including the communications network, data management platforms, engineering, manufacturing and customer support.  Prior to that, he held the same position for Consolidated Resorts Media, a wholly owned subsidiary of Consolidated Resorts, Inc., which is a time share company owned by Goldman Sachs.  Prior to Consolidated, Mr. Van Eman had been with Remote Knowledge since August of 2002 and served as its Senior Vice President of Operations.  Mr. Van Eman has over 20 years experience in the communications and call center industry with strong technical expertise in high tech communications products and services.  Mr. Van Eman holds a B.B.A. from the University of Texas in Austin.

Mr. Bayne has been employed by the Company since 1981 and founded Remote Knowledge’s current business in 1998 within its former consumer electronics and appliance business and has served as a Director and Chief Executive Officer from December 1999 to August 21, 2008 and as our President from June 2002 to August 21, 2008.  He currently serves as President of Sales and Marketing.

The Company further authorized annual salaries to the following Company officers, in the indicated amounts:

C. Gregory Peters– $150,000
Randy Bayne – $175,000
Mark Van Eman – $225,000

In connection with the change of certain executives’ positions within the Company and significant changes in personnel, the Company agreed to negotiate terminations of all outstanding options and grant restricted shares of the Company’s common stock under the Company’s Omnibus Stock Incentive Compensation Plan 2006 to the persons, and in the amounts, as follows:

C. Gregory Peters - 1,000,000 shares of common stock with a value $0.04 per share.
Randy Bayne - 1,000,000 shares of common stock with a value of $0.04 per share.
Mark Van Eman - 500,000 shares of common stock with a value of $0.04 per share.

The aforementioned grants vest contingent and upon the Company reaching certain product development and sales benchmarks, and subject to certain terms and conditions to be deemed appropriate by the chairman of the board.

As compensation for their services as directors, the Company agreed to grant warrants to purchase restricted shares of the Company’s common stock to its Directors as follows:

Farid Nagji - 500,000 shares of common stock at the purchase price of $0.04 per share.
Ricardo Gijon - 350,000 shares of common stock at the purchase price of $0.04 per share.
L. Byron Way - 350,000 shares of common stock at the purchase price of $0.04 per share.
Dan Granader - 350,000 shares of common stock at the purchase price $0.04 per share.

The following table provides the capitalization of the Company subsequent to completion of all of the transactions associated with these recent developments:

Description	Common Stock	Series A Preferred (1)	Series B Preferred (1)	Warrants	Convertible Debt (1)	Restricted Stock and Options
Outstanding prior to recent financing	16,800,588	5,698,667	8,272,000	48,315,817	3,970,000	9,165,000
Execution of Senior Loan of $800,000	-	-	-	15,000,000	20,000,000	-
Execution of Junior Loan of $4,000,000	-	-	-	-	100,000,000	-
Settlement with creditors (2)	15,560,649	-	-	-	(3,970,000)	-
Cancellation of warrants and option grants	-	-	-	(32,569,520)	-	(9,165,000)
Issuance of options to management	-	-	-	-	-	2,500,000
Issuance of warrants to directors	-	-	-	1,550,000	-	-
Outstanding post transaction (3)	32,361,237	5,698,667	8,272,000	32,296,297	120,000,000	2,500,000

(1)	Amount as converted into common stock
(2)
Settlement transactions have not been completed and shares have not been issued by the transfer agent.  The data included in this table reflects current agreements and obligations entered into in connection with this financing.  Final amounts may change upon final negotiation.

(3)
Total shares of common stock on an as converted basis is 201,128,202.  Data regarding capitalization reflect anticipated totals subsequent to satisfaction of agreements calling for issuance of securities.  These amounts are subject to adjustments made in connection with final distribution.  Terms of such settlements and other issuances are described in greater depth in the section entitled Recent Developments, above.

Amendments to Bylaws

On August 21, 2008, the Company’s Board of Directors voted to amend the Company’s Bylaws to change the number of Directors of the Company from nine (9) to five (5).

Previous capital-raising efforts

Since the 1998 merger with Jade Technologies through December 31, 2007, the Company raised approximately $29 million through sales of common stock, Series A and Series B preferred stock and convertible notes, in each case with warrants attached.

During 2007, we secured additional financing totaling approximately $2,130,000 as described below:

•
From January 2007 through December 2007, the Company received $1,028,333 from affiliated parties and executed promissory notes.  The notes accrue no interest on the outstanding principal balance; however, the Company issued 342,782 shares of common stock, valued at $195,607, to the note holders in lieu of interest.  Notes in the amount of  $945,000 were due on October 31, 2007, with $690,000 of the notes guaranteed by affiliated shareholders; while another $83,333 of the notes are due on April 30, 2008, none of which is guaranteed by affiliated shareholders.  The Company defaulted on the notes due on October 31, 2007 and accrued the issuance of 506,668 shares of common stock valued at $98,800.  The default interest is being recognized as interest expense as the default shares are recorded.  The shares are expected be issued in the fourth quarter of 2008.

•
From March 2007 through October 2007, the Company also issued notes for $1,100,000 due October 31, 2007.  In lieu of interest, the Company issued shares of common stock.  At the end of each month following default in payment of the principal, the Company shall deliver shares of common stock as additional interest.  The notes are guaranteed by one or more related parties.  The Company recognized a debt discount of $229,233, which is being amortized using the straight line method over the life of the note.  The amount of discount amortization under the straight line method does not materially differ from the effective interest method.

Employees

We currently have nine full-time employees. As needed, we will add experienced personnel in the various disciplines of our business including management, sales, hardware database and software engineering and support, manufacturing, information storage and communication, information technology, human resources and accounting.

Research and Development

From the period 2003 through present the Company has spent $7 million in research and development of its patents and patent applications. Those efforts have included firmware and hardware design, database creation and software application development as well as all related engineering and prototype manufacturing process expense.

Beginning in 2003 through mid-2005, we employed Mr. Mark Sullivan to enhance and finish product development on a consulting basis as our chief scientist. In mid-2005, Mr. Sullivan became a full-time employee and moved to Houston to continue development of our products.

It is anticipated that on-going research and development expenditures will be dedicated towards the enhancement of the current technologies software applications and hardware design in order to maintain a competitive advantage in the market place.

Patents

We have the following patents and patent applications on file in the U.S. Patent and Trademark Office:

1.	Serial No. 09/863,956
Filed: 05/23/01
Issued: 04/01/03
Expires: May 23, 2021
Entitled: “GPS Antenna Array”
Patent No. 6,542,119B2
2.	Serial No. 09/968.746
Filed: 10/01/01
Entitled: “Telematics System”
3.	Serial No. 09/758,581
Filed: 01/11/01
Issued: 02/28/06 Entitled: “Method and System For Improving Data
Transmission and Storage of Markup Language Documents”
Patent No. 7,007,105
4.	Serial No. 09/966,325
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

Trade secrets and copyrights

We believe that substantial value exists in our trade secrets, including the design features and source code for the software of our GEO Mobile device and the product research we conducted to avoid infringing the patents of others.

Marine Electronics and Satellite Communications products in the marine industry

In the marine industry, there are numerous electronics products from a number of well-known and established companies such as Raymarine, Furuno, Simrad, Lowrance Electronics, Inc. and Garmin, Ltd. There are also several wireless communications providers operating in the marine industry such as Globalstar, Iridium and Orbcomm. Most notable in the marine/maritime space is Inmarsat; which has been a market leader in mobile satellite services for nearly 30 years and a pioneer in maritime services for just as long. The Company views these industry players more as potential alliance partners and less as competitors.

GEO Mobile Competition

The Company perceives competition to result from two types of technology and service offerings; (1) are those providers of wireless communications products which support remote vessel monitoring and management and (2) are those providers of V-Sat communications supporting hardware and broadband services.

Remote vessel management and monitoring products in the marine industry

In this segment we are aware of only a very limited number of product offerings in the marine industry. Competitors such as SeaKey, Skymate, SeaWave, GEOSAT Solutions and Beacon Wirelesses; provide a limited but valuable set of vessel monitoring services. Notifying boat owners via cell, pager or phone of conditions such as unauthorized movement, loss of power, and high-water alerts are a core competency of recently surfacing competitors.

V-Sat Communications Services

The two most notable V-Sat competitors in the marine space include (1) Inmarsat whose offerings include Inmarsat-B, Inmarsat-C, Mini-C, Mini-M, Fleet 33, 55 and 77 to name a few in addition to their recently launched Fleet Broadband service, which is a broadband data and voice service specifically for the marine industry and (2) KVH (in addition to marketing Inmarsat’s Fleet Broadband service) which in the fall of 2007 launched the TracPhone V7, which delivers mini-VSAT broadband service to both the leisure and commercial markets.  It is important to note that the Company's GEO Mobile platform architecture employs the Inmarsat BGAN technology and service

The Company is a development stage business in the process of introducing its products and services to the marine industry.  The Company will compete on a basis of product capabilities, communication speed, and overall pricing.

Government Regulation

The Company’s products and services operate under certain FCC licenses and regulatory requirements which are managed by and under the umbrella of our partnered communications providers.  Satellite transmitters require licenses. In the case of GEO Mobile, there are two components which must be licensed; the inroute and the outroute. Outroute licensing is the responsibility of our DVB uplink provider, initially Satmex. Inroute licensing is the responsibility of Inmarsat and compliance with this license is the duty of our manufacturing partner, Hughes.  See Risk Factors.

The GEO satellite terminal includes both high speed clock circuits and intentional radiators (i.e. the inroute transmitter). Besides type acceptance under CFR title 47 parts 15 and 25, each individual GEO terminal and the central earth station require licenses under CFR title 47 part 25. These licenses are issued by the FCC’s International Bureau and the regulations require the FCC to “routinely grant” requests for such licenses. The new GEO Mobile project outroute will operate under the existing earth station license used by GEO and the inroute under the licenses granted to Inmarsat.

Item 2. Description of Property

Our principal business office is located at 3657 Briarpark, Suite 100, Houston, Texas 77042 where we lease approximately 10,000 square feet of office space for approximately $13,000 per month. Our lease is scheduled to terminate in February, 2010. We believe such facilities will be adequate through the near term. If additional space is required before the lease terminates, there is adequate lease space available in nearby buildings. We have also leased a 100 square foot building at the base of the Cislunar satellite earth station where several of our computer servers utilized in the Knowledge Bank system are located. We also have a ground lease where our antennae reside. We pay $1,000 per month to Mark Sullivan for this facility and the ground lease, which is located at 4260 West Highway 86, Joplin, Missouri.

Item 3. Legal Proceedings

In May 2004, we filed suit against Mr. Zane Russell, our former Chief Operating Officer and Director, seeking damages relating to the loss on a loan. In December 2005, the arbitrator awarded us damages and held that Mr. Russell was not entitled to recover any amounts under his employment agreement. We executed a settlement whereby we can potentially collect up to $500,000 from certain assets owned by Mr. Russell.

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

Item 4. Submission of Matters to a Vote of Security Holders.  None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a)	Market Information

Our common stock is currently  listed for trading  over-the-counter on the Pink Sheets under the symbol “RKNW.PK”. The following table sets forth the quarterly high and low bid information for our common stock for the three-year period ended December 31, 2007. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2007		2006		2005
Fiscal Quarter Ended	High	Low	High	Low	High	Low
March 31,	$0.74	$0.45	$0.80	$0.35	$1.01	$0.62
June 30,	0.80	0.55	1.45	0.50	0.90	0.53
September 30,	0.65	0.30	1.00	0.40	.071	0.35
December 31,	0.40	0.12	0.64	.035	0.50	0.16

On December 10, 2007, we were notified by the OTCBB that we were delinquent in our reporting obligations pursuant to NASD Rule 6530.  We were unable to comply with Rule 6530, therefore, we became ineligible for quotation on the OTC Bulletin Board on January 9, 2008. Effective at the opening of business on January 10, 2008, our common stock began trading over-the-counter on the Pink Sheets under the ticker symbol “RKNW.PK.”  Prior to the recent financing on August 21, 2008, shares of our common stock were trading at $.06 per share.  As a result of the financing, our shares began trading on the OTC Bulletin Board on August 22, 2008 under the symbol “RKNW.OB.”  On September 22, 2008, the last reported sale price for our common stock was $0.25 per share.

On December 31, 2007, there were 300 registered holders of our common stock. Based on a broker count, we believe there are approximately an additional 600 persons who are shareholders with street name positions.

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

We are authorized by our Articles of Incorporation to issue 10,000,000 shares of preferred stock, $.001 par value. As of September 22, 2008, there were 16,800,588 shares of common stock currently outstanding and 4,274 shares of Series A Preferred Stock and 6,229 shares of Series B Preferred Stock outstanding.

As of September 22, 2008, all previously issued options and restricted stock to purchase an aggregate of 9,165,000 shares of common stock were cancelled. These options were issued to several of our employees and consultants. The exercise price of these options varied from $0.35 per share to $1.60 per share.

As of September 22 2008, warrants to purchase 32,296,297 shares of common stock, at prices ranging from $0.04 per share to $2.00 per share, were issued and outstanding.

The transfer agent for our common stock is Computershare Investor Services, 350 Indiana Street, Suite 800, Golden, Colorado 80401.

(b) Recent Sales of Unregistered Securities

There were no sales of securities during the three-month period ended December 31, 2007. However, unregistered sales of securities were completed in 2008.  See “Item 1-  Description of Business – Recent Developments” regarding same.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

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

General

The Company develops, delivers and supports proprietary communications and data-management products. The Company’s technology platforms supply in-motion, high-speed Internet and voice services, two-way data transfer, email and text messaging services, as well as, remote vessel monitoring and control of shipboard systems. Remote Knowledge’s products are designed to service the marine industry.  During 2007, the Company primarily focused on raising funds necessary to continue development of our products.  In August 2008, the Company finalized a funding agreement to provide the funds necessary to continue product development.  For further discussion – see “ Recent Financing” below.

The Company has generated essentially no revenues from either two-way data transfer and management services or our high-speed satellite communications services since the inception of our business in 1998. We plan to focus our product development efforts for the next six months on preparing our GEO Mobile technology. We expect that our GEO Mobile platform will be available for purchase by leisure boat consumers in 2009.

During 2007, the Company continued business development initiatives with the Wal-Mart FLW Outdoors Tour with the goal being to establish a long-term contractual agreement between the parties. During 2008 the Company supplied services to support the FLW tour logistical operations as well as to support the FSN Sports live and post TV production processes.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We must apply significant, subjective and complex estimates and judgments in this process. Among the factors, but not fully inclusive of all factors, that may be considered by management in these processes are: the range of accounting policies permitted by accounting principles generally accepted in the United States; management’s understanding of our business; expected rates of business and operational change; sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends. We review all significant estimates on a recurring basis and record the effect of any necessary adjustments prior to publication of our financial statements. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Because of the inherent uncertainties in this process, actual future results could differ from those expected at the reporting date.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, assuming the Company continues as a going concern, which contemplates the realization of the assets and the satisfaction of liabilities in the normal course of business. Our significant accounting policies are described in Note 1 of the Notes to Financial Statements included in Part IV of this Annual Report. We consider certain accounting policies to be critical policies due to the significant judgments, subjective and complex estimation processes and uncertainties involved for each in the preparation of our Financial Statements. We believe the following represents our critical accounting policies. We have discussed our critical accounting policies and estimates, together with any changes therein, with the audit committee of our Board of Directors.

Income taxes — Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss). A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The likelihood of the Company to utilize its substantial loss carry-forwards is highly uncertain and therefore no deferred tax assets are recorded.

Share-based compensation — The Company accounts for its share based compensation under the intrinsic value method prescribe in Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees” and in accordance with SFAS No. 123(R) described below.

  Impact of Recently Issued Accounting Standards

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. We plan to adopt SFAS 157 beginning in the first quarter of fiscal 2008. We are currently evaluating the impact, if any; the adoption of SFAS 157 will have on our financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”.  SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 established a dual approach that requires quantification of errors under two methods: (1) roll-over method which quantifies the amount by which the current year income statement is misstated, and (2) the iron curtain method which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this pronouncement during 2007 on our Company’s financial statements was not material.

Results of Operations

Since the inception of our current business plan in 1998, our operations have consisted primarily of various start-up activities relating to our current business, including developing our technologies, building our strategic marketing plan, identifying and contacting potential customers in our target industries, recruiting personnel and raising capital. We essentially have had no revenues to date, and our expenses have consisted of research and development, sales and marketing, and general and administrative, resulting in accumulated operating losses since January of 2001 as a development stage company through December 31, 2007 of approximately $48,111,820.

Our 2007 revenues were $8,393 compared with our 2006 revenues of $31,517.  The 2006 revenues consisted of $28,440 from the FLW fishing tournament contract and the remainder from use of several RK3000 units.

Research and development costs have been expensed as incurred. From inception, as a development stage company, to December 31, 2007, we have spent $7,045,401 on research and development. In 2007, we spent $853,088 compared with $606,291 in 2006. The increase was primarily due to the increase in labor related to the GEO Mobile.

There were no impairments of assets in 2007.  The $98,589 loss on impairment of assets in 2006 represents the write-off of modems for the RK3000 which we attempted to sell, but were only partially successful.

Marketing expenses consist of advertising costs, printing material, costs of shows and exhibits as well as fees paid to agencies and consultants. From inception to December 31, 2007, as a development stage company, we have spent $1,660,464 on such costs. We spent $2,354 in 2007 compared with $194,756 in 2006.  In 2006, the Company contracted with an outside party to assist in the development of a marketing strategy for the marine market.  The contract expired in 2006.

As a development stage company, we have spent $3,156,378 on professional fees through December 31, 2007. We spent $276,367 in 2007 compared with $353,939 in 2006. The decrease was primarily due to a reduction of legal fees related to a legal judgment; a decrease related to loan transaction costs; somewhat offset by an  increase related to legal fees and retainer fees paid to a firm to help locate funding for the Company.

General and administrative expenses primarily relate to the corporate office and include executive and management personnel costs, accounting and administrative staff costs, and shareholder-related expenses. As a development stage company, we have spent $21,674,526 on general and administrative expenses through December 31, 2007. We recorded $2,867,140 in 2007 compared with $4,125,547 in 2006.  The decrease was primarily a result of recording compensation expenses of approximately $1,300,000 related to vesting of certain stock option grants in 2006.

From inception as a development stage company to December 31, 2007, we have incurred $8,703,044 of interest and financing costs. We incurred $2,382,748 in 2007 compared with $2,187,716 in 2006.  The increase primarily reflects the common stock issued as interest on short term funding.

From inception as a development stage company to December 31, 2007, we have recorded $1,718,167 of debt forgiveness. We recorded $9,776 in 2007 compared with $323,413 in 2006.  The decrease is primarily related to write off of certain accounts payables. The 2006 amount represents accounts payable dated prior to 2003 and for which the statute of limitations had expired.

Liquidity and Capital Resources

Since the 1998 merger with Jade Technologies through December 31, 2007, the Company raised approximately $29 million through sales of common stock, Series A and Series B preferred stock and convertible notes, in each case with warrants attached.  During 2007, we secured additional financing totaling approximately $2,130,000 described below:

•
From January 2007 through December 2007, the Company received $1,028,333 from affiliated parties and executed promissory notes.  The notes accrue no interest on the outstanding principal balance; however, the Company issued 342,782 shares of common stock, valued at $195,607, to the note holders in lieu of interest.  Notes in the amount of  $945,000 were due on October 31, 2007, with $690,000 of the notes guaranteed by affiliated shareholders; while another $83,333 of the notes are due on April 30, 2008, none of which is guaranteed by affiliated shareholders.  The Company defaulted on the notes due on October 31, 2007 and accrued the issuance of 506,668 shares of common stock valued at $98,800.  The default interest is being recognized as interest expense as the default shares are recorded.  The shares will be issued in 2008.

•
From March 2007 through October 2007, the Company also issued notes for $1,100,000 due October 31, 2007.  In lieu of interest, the Company issued shares of common stock.  At the end of each month following default in payment of the principal, the Company shall deliver shares of common stock as additional interest.  The notes are guaranteed by one or more related parties.  The Company recognized a debt discount of $229,233, which is being amortized using the straight line method over the life of the note.  The amount of discount amortization under the straight line method does not materially differ from the effective interest method.

Recent turmoil in the financial markets may cause significant disruptions in the ability to raise additional capital to fund the Company’s operations in the near term.  In addition, an anticipated downturn in the global economy may cause less demand for our products and services.  As a result of the recent financing (see “Recent Financing” below), the Company believes it has sufficient capital to fund its operations through the end of 2008.  The Company believes it will have a product in the later stages of development at that point.  Assuming the product is deemed successful and marketable, the Company will seek additional capital to fund efforts in preparation for market introduction and revenue stage in 2009.  The Company believes it will need an additional $7 million to fund remaining development and market introduction and provide necessary working capital.  While the Company may experience short periods of positive cash flow, sustainable positive cash flow is not anticipated until 2011.  The Company may seek additional funds through equity financing, debt financing or other sources, which may result in substantial dilution of the equity ownership of our shares.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

Cash Flows

Cash used in operations was $2,688,418 for the year ended December 31, 2007 included a net loss for the year of $6,362,961.  of the net loss included non-cash charges for accretion of debt discount of $1,763,552, depreciation of $214,329, and equity issued for services and interest of $657,812.  In addition, the changes in working capital components of $1,048,626 were an additional offset to the net loss.

Cash used in operations was $4,100,380 for the year ended December 31, 2006 and included a net loss for the year of $7,224,766, debt forgiveness of $323,413 and changes in working capital components of $425,568.  The following items offset cash outflows: non-cash charges for accretion of debt discount of $1,808,664, depreciation of $239,502, and equity issued for services and interest of $1,726,612.

Cash flows from financing activities were $2,192,297 for the year ended December 31, 2007 due primarily to the $1.1 million in proceeds from short term notes payable and $1,028,333 in proceeds from related party notes receivable.

Cash flows from financing activities were $4,695,646 for the year ended December 31, 2006 due primarily to the $2.95 million in proceeds from short term notes payable and $3.17 million in proceeds from related party notes receivable offset by $1,970,767 in payments on notes payable.

Cash and cash equivalents

We had cash and cash equivalents of $1,206 as of December 31, 2007.  Due to the substantial doubt of our ability to meet our working capital needs, history of losses and current shareholders’ deficit, in their report on the annual financial statements for the year ended December 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Working Capital

As of December 31, 2007, we had a working capital deficit of $8,969,087.  Our current liabilities of $9,179,432 include $3,798,525 of accounts payable and accrued expenses, $3,258,802 of related party debt and $2,122,105 of notes payable.  Our ability to generate sufficient cash flows from operations in order to meet our capital requirements is uncertain, and the Company must raise additional capital in order to continue operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  See Note 3 to our financial statements included elsewhere in this Annual Report on Form 10-KSB.

Our cash “burn rate” during 2007 was approximately $300,000 per month. In 2008 and 2009, we expect to use about $7 million of cash before we become cash flow positive in 2009, if at all.

Recent Financing

On August 21, 2008, the Company entered into a credit agreement with SLW International, LLC, a Delaware limited liability company (“SLWI”), pursuant to which SLWI  agreed to lend to the Company $800,000 (the “Senior Loan”).  The Senior Loan was made in accordance with, and secured by, a note (the “Senior Note”) and security agreement (the “Senior Security Agreement”) between the Company and SLWI.  This Senior Note was executed in renewal of a promissory note dated May 30, 2008, executed by the Company and payable to the order of Muragai LLC, a Delaware limited liability company and a subsidiary of SLWI (“Muragai”).  The May 30, 2008 note was executed by the Company in renewal of a promissory note dated February 25, 2008, payable to the order of Muragai in the original principal amount of $250,000, which prior promissory notes had been assigned to SLWI by Muragai pursuant to that certain Assignment of Note and Liens dated as of July 30, 2008.  All principal outstanding under the Senior Note pursuant to the renewal, extension and conversion of the prior notes shall bear interest retroactive to the date of initial funding and prior to maturity at a rate equal to the lesser of (i) the maximum, nonusurious rate allowed by law and (ii) fifteen percent (15%) per annum.

At any time, SLWI may elect, upon not less than seventy-five (75) days notice to the Company, at its sole discretion, by written notice to the Company, to convert or exchange all or any part of the amounts outstanding under the Senior Note and any accrued and unpaid interest thereon into the Company’s common stock.  Each $0.04 of the outstanding balance of the Senior Note (the “Conversion Price”) may be converted into or exchanged for one (1) share of the Company’s common stock based on 62,500,000 outstanding shares of the Company’s stock (the “Common Stock”) on a fully diluted basis.  The Conversion Price shall be subject to adjustment from time to time as provided in the Senior Note in order to prevent the dilution of SLWI’s right to acquire shares of Company’s common stock.

On August 21, 2008 (the “Closing Date”), the Company also entered into a Credit Agreement (the “Credit Agreement”) made between it and a group of accredited investors represented by Muragai (such group being collectively referred to herein as (“Lenders”), under which Lenders agree to extend credit to the Company in the form of a convertible advancing term loan (the “Junior Loan”) in the principal amount of $4,000,000 (the “Loan Funds”). The Credit Agreement provides for the Loan Funds to be advanced to the Company in increments following requests by the Company, as may be made from time to time, up to the total committed Loan Funds.  The Junior Loan is made in accordance with, and secured by a note (the “Junior Note”) and security agreement (the “Junior Security Agreement”) between the Company and Lenders.

A mandatory prepayment of the advanced Loan Funds may be required by Lenders after the Company has achieved a positive cash flow (as defined according to the terms of the Credit Agreement) for any three consecutive fiscal quarters.   The total principal advanced, and accrued interest thereon, under the Credit Agreement is due and payable August 21, 2013.  Interest accrues on any advanced funds at the rate of twelve percent (12%) per annum or the maximum, nonusurious rate allowed by law, whichever is lesser.  Accrued and unpaid interest must be paid upon the payment or prepayment of any advanced Loan Funds; upon a request by Lenders made after the Company has achieved a positive cash flow for at least one fiscal quarter, in an amount reasonably determined by Lenders; and on the maturity date.

At any time, the Lenders may elect, upon not less than seventy-five (75) days notice to the Company, at its sole discretion, by written notice to the Company, to convert or exchange all or any part of the amounts outstanding under the Junior Loan and any accrued and unpaid interest thereon into the Company’s common stock.  Each $0.04 of the outstanding balance of the Junior Loan (the “Conversion Price”) may be converted into or exchanged for one (1) share of the Company’s common stock based on 62,500,000 outstanding shares of the Company’s stock (the “Common Stock”) on a fully diluted basis.  The Conversion Price shall be subject to adjustment from time to time as provided in the Junior Loan in order to prevent the dilution of the Lenders’ right to acquire shares of Company’s common stock.

In connection with the Credit Agreement, the Company issued to Lenders warrants executable for shares of the Company’s common stock in the aggregate amount of 15,000,000 shares (the “Lender Warrants”).  The Lender Warrants bear an exercise price of $0.04 per share, and are exercisable for a period of ten (10) years from the Closing Date.

As a condition of the Credit Agreement, the Company also entered into settlements with several creditors, including current and former employees, under which outstanding debts of the Company will be exchanged for the issuance of common stock at a price of $0.75 per share.  The Company will issue approximately 16,000,000 shares of common stock related to these settlements.  The various settlements include approximately 5,700,000 shares of common stock related to the extinguishment of outstanding bridge loans in the amount of $2,953,000; approximately 6,900,000 shares of common stock to settle outstanding note payables in the amount of $4,500,000 including accrued interest of approximately $1,000,000; approximately 2,400,000 shares of common stock to settle an additional four debt instruments in the amount of $180,000; approximately 900,000 shares of common stock to resolve various other settlements; approximately 400,000 shares of common stock to settle back pay related to certain current and former employees; and approximately 23,000 shares of common stock to settle outstanding balances owed to legacy expenses related to accounts payable.

In connection with the financing transaction, the Company agreed to pay to Muragai, an arrangement fee in the amount of $50,000 on the Closing Date.

On July 31, 2008, the following Company Directors tendered their resignation: D. Henry Houston; William H. Moody.  Mr Houston had previously resigned as the Company’s Chief Financial Officer on March 31, 2008.   On August 21, 2008, Mr. Farid Nagji, Mr. Ricardo A. Gijon, and Mr. L. Byron Way were elected to the board of directors, filling existing vacancies.  Subsequently, the following Company directors tendered their resignation: Randy Bayne; Richard C. Webb; and Steve Phelps.  Mr. Dan Granader remained as a director.

This financing enables the Company to fund its operations and product development through the end of 2008.  It will also enable the Company to continue its fund raising efforts.  The Company’s ability to raise additional capital will be dependent upon the success of development efforts, the potential acceptance of its products and services in the market and ability of management to execute a marketing and business development plan.

Off Balance Sheet Arrangements  None.

Risk Factors

As a developing company, we are subject to numerous risks and uncertainties, a number of which we set out below.

We have a limited operating history in our current line of business.

We began our current business in 1998 and, since 1998, we have been developing our business plan, marketing plan and core technology. To date, we have manufactured and sold few products or services and have incurred net losses and negative cash flows since inception and expect such losses and negative cash flows to continue for the foreseeable future. Thus, we have no proven operating or financial history upon which a comprehensive evaluation of our business and prospects can be based. For the year ended December 31, 2007 our net loss was $6,362,961 and our accumulated losses since inception of development stage (January 1, 2001) were $48,111,820.

Our auditors have expressed doubt regarding our ability to continue as a going concern.

Our auditors have included an explanatory paragraph in their opinion on our financial statements for the year ended December 31, 2007, stating that our losses, working capital deficit and shareholders’ deficit at December 31, 2007, raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising additional capital and achieving profitable operations through the manufacture and sale of our products. We cannot assure you that our business plans will be successful in addressing these issues. If we cannot successfully continue as a going concern, our shareholders may lose their entire investment in our stock.

At December 31, 2007, we had current assets of $210,345 and current liabilities of $9,179,432 and we had total assets of $417,462 and total liabilities of $12,184,538. From January 1, 2001 through December 31, 2007, we have incurred losses from operations of $48,111,820, substantially all of which consisted of research and development expenses, general and administrative expenses and marketing expenses. Although we have a substantial net operating losses on our books, our ability to utilize it in the future for financial reporting and tax purposes may be substantially limited.

We require additional financing to continue our operations.

We have raised additional capital during 2008 to continue development of our products and finance our operations. See “Item 1 -  Description of Business – Recent Developments” for recent financings. We financed our 2007 activities through short-term bridge loans. We expect that operating and development expenses will increase significantly as we continue to implement our plan. No assurance can be given that we will be successful in completing any financings at the minimum level necessary to fund our working capital requirements or to complete our development plan. If we are unsuccessful in completing these financings, we will not be able to fund our working capital requirements or execute our business plan and we will have to substantially reduce or curtail the development of our projects.

Our cash “burn rate” in 2007 was approximately $300,000 per month. We expect that we will require approximately $7.0 million in cash to further develop our GEO Mobile platform and pursue our additional projects. Assuming that the amount of sales of our GEO Mobile product is consistent with our expectations, we anticipate that we will achieve revenue stage in 2009 and positive cash flow in 2011.  We will not be able to generate revenues from our GEO Mobile platform until after the product is launched. We can make no assurances that our product will be available for sale within our expected timeframe or that we will be successful in marketing or selling our product.

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

Our products require the availability of third-party satellites in order to provide internet and other communication services to our customers. If the availability of these services is delayed or is not available for use with our products, the market introduction of our products will likely be delayed, or introduction of our products could be stopped.

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

The loss of any of our key providers, or if their products are not readily or timely available at competitive prices, would be detrimental to our business and we could encounter significant costs and difficulties in the timely replacement of such suppliers with similarly competent suppliers. Furthermore, it could require us to spend additional time and money re-engineering our products. If we were unable to secure the services of alternative providers and others needed to manufacture and deliver our products and services, we would not be able to sell our products and services.  The Company currently has a sole source partnership with Hughes Networks on which it relies for further product development, and on which it may rely in the production and revenue-generating stages.  The Company could experience a catastrophic interruption of both services and technology operations should our sole source partnership with Hughes Networks become impaired.  The Company does not forsee any complications with this partnership at this time.

Risks Associated with Communications Licenses and Regulatory Requirements

The Company’s products and services operate under certain FCC licenses and regulatory requirements which are managed by and under the umbrella of our partnered communications providers.  The Company and its customers could experience interruption of services should one or more of our chosen communications providers lose regulatory or licensing compliance. However, there are multiple sources for these services which could be readily inserted to reestablish product operations.  The Company could experience a catastrophic interruption of both services and technology operations should our sole source partnership with Hughes Networks become impaired.

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

The Company’s performance is substantially dependent on its key officers and members of its development team. There can be no assurance these officers and other employees will remain with the Company. The future of the business of the Company depends to a significant degree on the skills and efforts of its executives, in particular, C. Gregory Peters, its Chief Executive Officer; Randy S. Bayne, its President of Sales and Marketing; Mark Van Eman, its Chief Operating Officer; and Mark Sullivan, its Chief Scientist. If the Company loses the services of any of its senior executives, and especially if any of its executives joins a competitor or forms a competing company, the Company’s business and financial performance could be seriously harmed.  See Item 1 – Description of Business – Recent Developments for changes in management.

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

Our controlling shareholders may act in their own interests

The Company’s officers, directors and current principal stockholders (greater than 5% stockholders) together owned an aggregate of approximately 55% of the Company’s outstanding voting securities. Consequently, these stockholders, if they act individually or together, may exert a significant degree of influence over the Company’s management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Furthermore, the interests of this concentration of ownership may not always coincide with the Company’s interests or the interests of other stockholders.  In addition, the Company issued convertible securities in connection with 2008 financing that, on an as-diluted basis, would concentrate ownership.  See Item 1 – Description of Business – Recent Developments for discussion of change of control as a result of, and conversion rights associated with, the recent financing.

Item 7. Financial Statements

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

Item 8A(T). Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As noted below, we concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this report (December 31, 2007), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. We believe that we will have effective internal controls to meet this requirement prior to the filing of our annual report for the year ended December 31, 2008.

Management’s Annual Report on Internal Control over Financial Reporting

(a) Evaluation of disclosure controls and procedures. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

We are committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our chief executive officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of the Company’s financial statements, management undertook an assessment of the effectiveness of its internal controls over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included on evaluation of the design of Company’s internal controls over financial reporting and testing the operational effectiveness of those controls. Based on this evaluation, management has concluded that Company’s internal controls over financial reporting were not effective at December 31, 2007. The primary weakness in our internal control environment was a lack of qualified accounting and financial reporting personnel, which resulted in our inability to complete our reporting requirements for 2007 and the first half of 2008. During this period, the Company’s Chief Financial Officer resigned and the Company was required to engage contract personnel to complete these filings. The Company is in process of developing a plan to address this weakness.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On March 31, 2008, our Chief Financial Officer resigned from the Company.  Because of significant capital constraints, we have not hired a replacement.

Part III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

On August 21, 2008, the Company’s Board of Directors voted to amend the Company’s Bylaws to change the number of Directors of the Company from nine (9) to five (5).  Our board of directors currently consists of four directors. A director may be removed with or without cause by a majority vote of shareholders at a meeting called for such purpose or at any meeting of shareholders at which directors are elected by receiving less votes than that director’s opponent.   Our directors and executive officers are as follows:

Name	Age	Position	Director’s term ends at the annual meeting in the year
Farid Nagji	43	Director and Chairman of the Board	2009
Ricardo A. Gijon	55	Director, Chairman of the Audit Committee	2009
L. Byron Way	33	Director	2009
Dan Granader	59	Director	2009
Gregory Peters	42	Chief Executive Officer	-
Mark Van Eman	43	Chief Operating Officer	-
Randy S. Bayne	44	President of Sales and Marketing, Former President and CEO	-

There are no family relationships among the Directors, and none of our executive officers or Directors, to the best knowledge of management, during the preceding five years has been involved in any legal proceedings in relationship to the Company or which would impact their ability to represent the Company in their designated capacities.

On July 31, 2008, the following Company Directors tendered their resignation: D. Henry Houston and William H. Moody.  Mr Houston had previously resigned as the Company’s Chief Financial Officer on March 31, 2008.  On August 21, 2008, Mr. Farid Nagji, Mr. Ricardo A. Gijon, and Mr. L. Byron Way were elected to the board of directors, filling existing vacancies.  Subsequently, the following Company directors tendered their resignation: Randy Bayne; Richard C. Webb; and Steve Phelps.  Mr. Dan Granader remained as a director.  Also on August 21, 2008, the Company appointed the following persons to the indicated positions:

Mr. Farid Nagji – Chairman;
Mr. Ricardo A. Gijon   – Chairman of the Audit Committee;
C. Gregory Peters  – Chief Executive Officer;
Mr. Mark Van Eman   – Chief Operating Officer;
Mr. Randy Bayne  – President of Sales and Marketing

Mr. Nagji is currently Senior Vice President, Chief Information Officer, and Risk Officer for a subsidiary of Bermuda-Based Insurance Group Argo Group International Holdings, Ltd.

Mr. Gijon received a Masters in Business Administration from the Harvard University Graduate School of Business in 1979.  He served in the U.S. Army; his last assignment was that of budget officer for the Director of Personnel and Community Activities of Fort Drum, New York.  Mr. Gijon also worked as an auditor for the firm of KPMG from 1982 to 1986.  At KPMG he received special training as a statistical audit specialist.  After leaving KPMG he worked in various financial executive positions with several private and public companies. In the past eight years he worked for HCC Insurance Holdings, Inc., where he served as Corporate Controller and Special Projects Officer, and for SureTec Holding Corp., an affiliate of HCC Insurance Holdings, Inc., where he served as CFO. Mr. Gijon is currently Chief Financial Officer of Muragai, LLC.

Mr. Peters previously served as President of Muragai LLC, a private equity investment vehicle. Mr. Peters also previously served as a senior analyst at Raymond James working in the Equity Research department. During the last 15 years, Mr. Peters has been nationally recognized by the Wall Street Journal, Reuters and Star Mine as a top-ranked analyst. Mr. Peters serves as Chairperson of the New York Society of Security Analysts Annual Insurance Conference. Mr. Peters has a Bachelor of Arts degree from Drake University and received an MBA (with honors) from the Kellstadt Graduate School of Business.

Effective August of 2008, Mr. Van Eman rejoined the Company as its Chief Operating Officer, which includes responsibility for the entire operations of the Company, including the communications network, data management platforms, engineering, manufacturing and customer support.  Prior to that, he held the same position for Consolidated Resorts Media, a wholly owned subsidiary of Consolidated Resorts, Inc., which is a time share company owned by Goldman Sachs.  Prior to Consolidated, Mr. Van Eman had been with Remote Knowledge since August of 2002 and served as its Senior Vice President of Operations.  Mr. Van Eman has over 20 years experience in the communications and call center industry with strong technical expertise in high tech communications products and services.  Mr. Van Eman holds a B.B.A. from the University of Texas in Austin.

Mr. Bayne has been employed by the Company since 1981 and founded Remote Knowledge’s current business in 1998 within its former consumer electronics and appliance business and has served as a Director and Chief Executive Officer from December 1999 to August 21, 2008 and as our President from June 2002 to August 21, 2008.  He currently serves as President of Sales and Marketing.

Committees

Our previous Audit Committee was formed on November 8, 2005 and has been replaced by the newly formed Audit Committee on August 21, 2008.  The new Audit Committee is comprised of Ricardo A. Gijon, Farid Nagji, and L. Byron Way, with Mr. Gijon serving as the Chairman of the Audit Committee.  Our Board of Directors as a group selects the director nominees and considers suggestions by shareholders for names of possible future nominees delivered in writing to our Secretary 90 days before the mailing of the proxy statement relating to the meeting at which directors will be elected.  The entire board is responsible for compensation issues as the Company does not currently have a Compensation Committee.

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

Audit Committee and Financial Expert

The audit committee assists the Board in filling its oversight responsibilities for financial reporting by the Company. Audit committee members are prohibited from serving on more than four audit committees of public companies. The audit committee is solely responsible for the engagement and discharge of independent auditors, and reviews the quarterly and annual financial results. The committee reviews the audit plan and the results of the audit with the independent auditors, the independence of the auditors, the range of audit fees, the scope and adequacy of the Company’s system of internal accounting controls and the Company’s risk management policies. The audit committee is currently composed of three directors. Each of the audit committee members qualifies as independent pursuant to the Nasdaq listing standards.

The Board of Directors has determined that Ricardo A. Gijon is an audit committee financial expert as the term is defined by the SEC rules.  Mr. Gijon does not meet the standard as an independent director.

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

Item 10. Executive Compensation.

The following table summarizes the compensation paid to our Chief Executive Officer and the two other most highly compensated executive officers for services rendered in all capacities to us during the year ended December 31, 2007.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All other compensation	Total
Randy S. Bayne (1), President, CEO, and Director	2007	$200,000	$0	$156,690	$0	$0	$0	$19,617	$376,307
Henry Houston (2), Vice-President, CFO, and Director	2007	$200,000	$0	$38,819	$0	$0	$0	$4,013	$242,832
Mark Van Eman, Vice-President of Operations (3)	2007	$151,333	$0	$0	$0	$0	$0	$0	$133,333

(1)	Mr. Bayne resigned as Chief Executive Officer and as a Director on or about August 21, 2008
(2)	Mr. Houston resigned as Chief Financial Officer on March 31, 2008 and as a Director on July 31, 2008
(3)	Mr. Van Eman resigned as Vice President of Operations on October 31, 2007 and rejoined the Company as Chief Operating Officer on August 21, 2008

Outstanding Equity Awards at December 31, 2007
	Option awards
Name	Number of securities underlying unexercised options (#) Exercisable (1)	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Randy S. Bayne, President, CEO, and Director (2)	1,200,000	0	0	$1.00	10/15/12
Randy S. Bayne, President, CEO, and Director	2,500,000	0	0	$0.50	3/28/11
Henry Houston, Vice-President, CFO, and Director (3)	300,000	0	0	$1.00	10/15/12
Henry Houston, Vice-President, CFO, and Director	1,250,000	0	0	$0.50	3/28/11
Mark Van Eman, Vice-President of Operations (4)	100,000	0	0	$1.00	10/15/12

(1)	The Company agreed to negotiate cancellation of all outstanding stock options on August 21, 2008
(2)	Mr. Bayne resigned as Chief Executive Officer and as a Director on or about August 21, 2008
(3)	Mr. Houston resigned as Chief Financial Officer on March 31, 2008 and as a Director on July 31, 2008
(4)	Mr. Van Eman resigned as Vice President of Operations on October 31, 2007 and rejoined the Company as Chief Operating Officer on August 21, 2008

	Stock awards
Name	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested
Randy S. Bayne, President,CEO, and Director (1)	2,000,000	$1,100,000	0	$0
Henry Houston, Vice-President, CFO, and Director (2)	120,000	$68,400	0	$0
Mark Van Eman, Vice-President of Operations (3)	0	$0	0	$0

(1)	The Company agreed to negotiate cancellation of all outstanding stock options on August 21, 2008
(2)	Mr. Bayne resigned as Chief Executive Officer and as a Director on or about August 21, 2008
(3)	Mr. Houston resigned as Chief Financial Officer on March 31, 2008 and as a Director on July 21, 2008
(4)	Mr. Van Eman resigned as Vice President of Operations on October 31, 2007 and rejoined the Company as Chief Operating Officer on August 21, 2008

Directors’ Compensation
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Richard C. Webb (1)	$0	$0	$43,752	$0	$0	$48,000	$91,752
Dan Granader	$0	$0	$10,333	$0	$0	$0	$10,333
Steve Phelps (2)	$0	$0	$29,918	$0	$0	$0	$29,918
William H. Moody (3)	$0	$0	$44,878	$0	$0	$0	$44,878

(1)	Mr. Webb resigned as a Director on August 21, 2008
(2)	Mr. Phelps resigned as a Director on August 21, 2008
(3)	Mr. Moody resigned as a Director on August 21, 2008
(4)	The Company agreed to negotiate cancellation of all outstanding stock options on August 21, 2008

Stock Option Plan

The Company has two stock based incentive plans under which grants may be made to Directors, employees and agents of the Company. On August 21, 2008, the Company agreed to negotiate terminations of all outstanding stock options.

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

Employment Contracts and Termination of Employment Arrangements

All employment agreement with Mr. Bayne and Mr. Houston were terminated upon resignation.  In addition, all stock option grants were cancelled.  See Item 1 Business – Recent Developments.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes certain information with respect to both of our compensation plans and individual compensation arrangements under which our equity securities have been authorized for issuance as of the fiscal year ended December 31, 2007:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average Exercise price of Outstanding options, Warrants and rights	Number of securities Remaining available For future issuance Under equitable Compensation plans (excluding securities Reflected in column(s))
Equity compensation plans approved by shareholders	9,475,000	$0.68	1,545,000
Total	9,475,000	$0.68	1,545,000

Item 11. – Security Ownership of Certain Owners and Management.

The following table sets forth information regarding the beneficial ownership of our common stock as of September 22, 2008 (for a discussion of the effects of the recent financing – see Item 1 Business – Recent Developments) by (i) each of our executive officers, directors and director nominees; (ii) all executive officers, directors and director nominees as a group; and (iii) each person who beneficially owns more than 5% of our common stock (“Principal Shareholder”). Except as noted, each person has sole voting and investment power with respect to the shares shown.  The information presented below does not assume that any shares of common stock issuable upon conversion of the Series A Preferred, the Series B Preferred and the warrants are outstanding, except for those such instruments held by each of the individuals therein which are assumed to have those shares of common stock issued thereunder.  Other than the transactions discussed in the recent financing, we are not aware of any contractual arrangements or pledges of our securities that may at a subsequent date result in our change of control.
Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned (1) (20)		Percent of Class` Beneficially Owned(1) (20)
Officers and Directors:
Randy S. Bayne, Former Director and Former CEO	5,997,851	(3)	27.0%
3657 Briarpark, Suite 100
Houston, TX 77042
Henry Houston, Former Director and Former CFO	1,672,000	(5)	9.1%
3657 Briarpark, Suite 100
Houston, TX 77471
Richard C. Webb, Former Director	900,067	(4)	5.1%
2500 Citywest Blvd., Suite 590
Houston, TX 77042
Dan Granader, Director	7,732,520	(10)	34.5%
160 Church Road
Goldcreek, MT 59733
Steve Phelps, Former Director	433,333	(11)	2.5%
4207 Fairmont Pkwy
Pasadena, TX 77504
William H. Moody, Former Director	195,000	(16)	1.1%
2309 Birkdale
Kerrville, TX 78028
All Directors and Executive Officers as a Group (6 Persons)	16,930,771		55.0%
Principal Shareholders:
George Ball	337,275	(6) (7)	2.0%
600 Travis, Suite 3100
Houston, TX 77002
Ben Morris	337,275	(6) (8)	2.0%
600 Travis, Suite 3100
Houston, TX 77002
Don A. Sanders	8,749,947	(6) (9) (12)	34.8%
600 Travis, Suite 3100
Houston, TX 77002
Estate of Harry L. Bayne	750,504	(2)	4.5%
3657 Briarpark, Suite 100
Houston, TX 77042
Alan Granader	24,675,287	(13)	62.3%
5839 West Maple, Suite 103
West Bloomfield, MI 48322
Estate of Harry Granader	8,817,119	(18) (19)	37.2%
18431 Warwick Street
Beverly Hills, MI 48025
Neil Granader	3,740,848	(14)	19.3%
1304 Randol Avenue
San Jose, CA 95126
Mark Sullivan	1,076,667	(15)	2.9%
600 South Ripple Creek Drive, #3
Houston, TX 77057
Robert Duncan	4,866,735	(17)	23.5%
1900 West Loop South, Suite 1300
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

(20)
Settlement transactions calling for the issuance of shares related to the August 21, 2008 financing have not been completed and shares have not been issued by the transfer agent.  The data included in this table may change upon final negotiation and issuance of such shares.  Terms of such settlements and other issuances are described in greater depth in Item 1 Business – Recent Developments.  Additional information regarding this financing can be obtained by contacting the Company

Item 12. Certain Relationships and Related Transactions; and Director Independence

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

On April 5, 2007, we signed a note payable of $200,000 with Robert Duncan, a related party.  The Company issued 66,667 shares of common stock, in lieu of interest.

On April 23, 2007, we signed a note payable of $100,000 with Steve Phelps, a related party. The Company issued 33,333 shares of common stock, in lieu of interest.

On May 11, 2007, we signed a note payable of $65,000 with Randy Bayne, a related party. The Company issued 21,667 shares of common stock, in lieu of interest.

On June 7, 2007, we signed a note payable of $100,000 with John Phelps, a related party. The Company issued 33,333 shares of common stock, in lieu of interest.

On July 11, 2007, we signed a note payable of $50,000 with Don Sanders, a related party. The Company issued 16,667 shares of common stock, in lieu of interest.

On July 11, 2007, we signed a note payable of $25,000 with Don Weir, a related party. The Company issued 8,334 shares of common stock, in lieu of interest.

On July 11, 2007, we signed a note payable of $25,000 with Ben Morris, a related party. The Company issued 8,334 shares of common stock, in lieu of interest.

On July 16, 2007, we signed a note payable of $50,000 with Scott Vacek, a related party.  The Company issued 13,334 shares of common stock, in lieu of interest.

On August 13, 2007, we signed a note payable of $50,000 with Mark Sullivan, a related party.  The Company issued 16,667 shares of common stock, in lieu of interest.

On August 31, 2007, we signed a note payable of $200,000 with 2003 Sanders Children Trust, Don Weir Trustee, a related party.  The Company issued 66,667 shares of common stock, in lieu of interest.

On September 7, 2007, we signed a note payable of $50,000 with Neil Granader, a related party.  The Company issued 16,667 shares of common stock, in lieu of interest.

On October 16, 2007, we signed a note payable of $40,000 with Sylvia Granader, a related party.  The Company issued 13,334 shares of common stock, in lieu of interest.

On November 30, 2007, we signed a note payable of $50,000 with Neil Granader, a related party.  The Company issued 16,667 shares of common stock, in lieu of interest.

On December 3, 2007, we signed a note payable of $33,333 with John Phelps, a related party.  The Company issued 11,111 shares of common stock, in lieu of interest.

Agreements resolving several of these transactions were reached in connection with, and as a result of, the August 21, 2008 financing.  Several of these transactions will be settled in connection with the recent financing (see Item 1 Business – Recent Developments).  We may enter into additional transactions with interested parties including our officers and directors in the future which transactions are permitted by our Certificate of Incorporation when the fact of such interested relationship is disclosed to and known by the Board of Directors and the contractor transaction is fair and reasonable to us. Our Board of Directors has adopted a policy that we shall not be allowed to engage in transaction with related parties including transactions with our officers and directors and affiliates, unless such transactions are on terms that the board believes are no less favorable than could have been obtained from unaffiliated third parties. Although we have no separate conflicts policy to comply with Delaware law with respect to transactions involving potential conflicts, Delaware law requires that all transactions between us and any director or executive officer or affiliate are subject to full disclosure and approval of the majority of the disinterested members of the board of directors, approval of the majority of our shareholders or the determination at the contract or transaction is intrinsically fair to us.

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

10.31	Guaranteed Bridge Loan Promissory Note dated December 19, 2006 in the amount of $375,000 payable to Robert D. Duncan

10.32
Subscription Agreement dated December 19, 2006 for 375 Units (Convertible Promissory Note and Warrants), Convertible Promissory Note for $375,000, and warrants with Robert D. Duncan (incorporated by reference to Exhibit 10.32 to the Company’s annual report on Form 10-KSB filed with the Commission on March 31, 2007 (File No. 333-106247))

10.33
Promissory Note dated December 20, 2006 in the amount of $95,730.80 payable to Daniel Goodhall (incorporated by reference to Exhibit 10.33 to the Company’s annual report on Form 10-KSB filed with the Commission on March 31, 2007 (File No. 333-106247))

10.34
Promissory Note dated December 31, 2006 in the amount of $385,000 payable to Lockheed Martin Services, Inc. (incorporated by reference to Exhibit 10.34 to the Company’s annual report on Form 10-KSB filed with the Commission on March 31, 2007 (File No. 333-106247))

10.35
Development Agreement between the Company and Raymarine plc dated January 5, 2007 (incorporated by reference to Exhibit 10.35 to the Company’s annual report on Form 10-KSB filed with the Commission on March 31, 2007 (File No. 333-106247))

10.36
Bridge Loan Promissory Note dated March 5, 2007 in the amount of $50,000 payable to Fielding L. Cocke (incorporated by reference to Exhibit 10.36 to the Company’s annual report on Form 10-KSB filed with the Commission on March 31, 2007 (File No. 333-106247))

10.37
Guaranteed Bridge Loan Promissory Note dated March 5, 2007 in the amount of $300,000 payable to Jeffrey J. Bell (incorporated by reference to Exhibit 10.37 to the Company’s annual report on Form 10-KSB filed with the Commission on March 31, 2007 (File No. 333-106247))

10.38
Extension of Guaranteed Bridge Loan Promissory Note dated January 31, 2007 in the amount of $250,000 payable to Lewie Ventures LP (incorporated by reference to Exhibit 10.38 to the Company’s annual report on Form 10-KSB filed with the Commission on March 31, 2007 (File No. 333-106247))

10.39
Extension of Guaranteed Bridge Loan Promissory Note dated March 15, 2007 in the amount of $200,000 payable to Ralph H. Lord (incorporated by reference to Exhibit 10.39 to the Company’s annual report on Form 10-KSB filed with the Commission on March 31, 2007 (File No. 333-106247))

10.40
Bridge Loan Promissory Note in the amount of $100,000 payable to John Madden (incorporated by reference to Exhibit 10.39 to the Company’s annual report on Form 10-KSB filed with the Commission on March 31, 2007 (File No. 333-106247))

10.41
Bridge Loan Promissory Note in the amount of $200,000 payable to Robert D. Duncan (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-QSB filed with the Commission on May 15, 2007 (File No. 333-106247))

10.42
Bridge Loan Promissory Note in the amount of $100,000 payable to Steve Phelps (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-QSB filed with the Commission on May 15, 2007 (File No. 333-106247))

10.43
Engagement letter with Sanders Morris Harris Inc. (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-QSB filed with the Commission on May 15, 2007 (File No. 333-106247))

10.44	Bridge Loan Promissory Note in the amount of $65,000 payable to Randy S. Bayne *

10.45	Bridge Loan Promissory Note in the amount of $25,000 payable to Howard London *

10.46	Bridge Loan Promissory Note in the amount of $25,000 payable to Mark Miller *

10.47	Bridge Loan Promissory Note in the amount of $150,000 payable to Jeffrey J. Bell *

10.48	Bridge Loan Promissory Note in the amount of $188,000 payable to Mike Repsold *

10.49	Bridge Loan Promissory Note in the amount of $12,000 payable to Michael A. Hunter *

10.50	Bridge Loan Promissory Note in the amount of $100,000 payable to John Phelps *

10.51	Bridge Loan Promissory Note in the amount of $50,000 payable to Don Sanders *

10.52	Bridge Loan Promissory Note in the amount of $25,000 payable to Ben Morris *

10.53	Bridge Loan Promissory Note in the amount of $25,000 payable to Don Wier *

10.54	Bridge Loan Promissory Note in the amount of $100,000 payable to Robert K. McDonald *

10.55	Bridge Loan Promissory Note in the amount of $40,000 payable to Scott Vacek *

10.56	Bridge Loan Promissory Note in the amount of $50,000 payable to Mark Sullivan *

10.57	Bridge Loan Promissory Note in the amount of $200,000 payable to 2003 Sanders Children Trust *

10.58	Bridge Loan Promissory Note in the amount of $50,000 payable to Neil Granader *

10.59	Bridge Loan Promissory Note in the amount of $150,000 payable to David Cain *

10.60	Bridge Loan Promissory Note in the amount of $40,000 payable to Sylvia Granader *

10.61	Stock Option Grant Notice to William H. Moody *

10.62	Stock Option Grant Notice to Steve Phelps *

31.1	Rule 13a-14 Certification.*

31.2	Rule 13a-14 Certification.*

32.1	Section 1350 Certification.*

32.2	Section 1350 Certification.*

____________

*  Filed herewith

Note:  All documents associated with 2008 activities and the recent financing completed on August 21, 2008 have not been filed as Exhibits to this filing.  Such documents will be filed as Exhibits with the respective 2008 quarterly filing.  Information regarding these activities can be obtained by contacting the Company.

Timely Filing of Reports on Form 10-Q and Form 10-K to the Securities and Exchange Commission

Prior to the filing of this Form 10-K (and the Form 10-Q for the period ended June 30, 2008 that was filed simultaneous to this filing), the Company had not filed its financial reports with the Securities and  Exchange Commission since the report for the quarterly period ended June 30, 2007.  This filing and the Form 10-Q filing were filed to provide updated financial information through June 30, 2008.  Because the Company did not file a Form 10-Q for the period ended September 30, 2007, it has provided quarterly information in Footnote 12 – Quarterly Financial Data (Unaudited).  The Company expects  to file its Form 10-Q for the quarterly period ended September 30, 2008 on or before November 19, 2008.

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees billed to us by Hein & Associates LLP.

	2005	2006	2007
1) Audit Fees	$99,000	$90,000	$67,000
2) Audit related fees and services	$—	$—	$—
3) Fees for tax related services	$—	$—	$—
4) All other fees	$17,500	$—	$—

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMOTE KNOWLEDGE. INC

Dated: October 21, 2008	By:	/s Randy S. Bayne
Randy S. Bayne
Former Chief Executive Officer

	By:	/s/ C. Gregory Peters
C. Gregory Peters
Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Randy S. Bayne	Former Chief Executive Officer	October 21, 2008
Randy S. Bayne

/s/ C. Gregory Peters	Chief Executive Officer	October 21, 2008
C. Gregory Peters	(Principal Executive Officer)

/s/ L. Byron Way	Director	October 21, 2008
L. Byron Way

/s/ Dan Granader	Director	October 21, 2008
Dan Granader

/s/ Ricardo A. Gijon	Director	October 21, 2008
Ricardo A. Gijon

Note

SEC instructions to Form 10-KSB require the signature of the Registrant's principal financial officer and its controller or principal accounting officer.  As reported in this filing, Registrant does not have a principal financial officer at this time.  Further, Registrant's Controller has declined to sign this Form 10-KSB and there is no other person performing similar functions.  The Chairman of the Audit Committee has discussed this matter with the Controller and has been informed that the decision not to sign was based on the Controller's belief that such responsibility was beyond the historical scope of his duties and was not based on any known misstatements or deficiencies in the filing.

REMOTE KNOWLEDGE, INC.

INDEX TO FINANCIAL STATEMENTS

Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheet as of December 31, 2007	F-3
Statements of Operations for the years ended December 31, 2006 and 2007 and for the period January 1, 2001 (inception as a developmental stage company) through December 31, 2007	F-4
Statements of Shareholders' Deficit for the period from January 1, 2001 (inception as a developmental stage company) through December 31, 2007	F-6
Statements of Cash Flows for the years ended December 31, 2006 and 2007 and for the period January 1, 2001 (inception as a developmental stage company) through December 31, 2007	F-10
Notes to Financial Statements	F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Remote Knowledge, Inc.

We have audited the accompanying balance sheet of Remote Knowledge, Inc. (the “Company”), a development stage enterprise, as of December 31, 2007 and the related statements of operations, shareholders’ deficit and cash flows for the years ended December 31, 2007 and 2006 and for the period from January 1, 2001 (inception of development stage) to December 31, 2007.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Remote Knowledge, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and for the period from January 1, 2001 (inception of development stage) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has suffered significant losses since inception and has a working capital deficit of $8,969,087 and a shareholders’ deficit of $11,767,076 at December 31, 2007, which matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hein & Associates llp

Houston, Texas

October 20, 2008

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)

BALANCE SHEET

December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$1,206
Receivables	166,303
Prepaid and other current assets	42,836
Total current assets	210,345

Property and Equipment, net	195,414
Other noncurrent assets	11,703

Total assets	$417,462

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable – trade	$482,142
Accrued expenses	3,316,383
Related party debt, net of discount of $4,457	3,258,802
Notes payable	2,122,105
Total current liabilities	9,179,432

Related party debt-long-term, net of discount of $939,894	3,005,106
Total liabilities	12,184,538

Commitments and Contingencies (notes 3 and 11)

Shareholders’ Deficit:
Preferred stock – series A, $.001 par value; 15,000 shares authorized; 4,274 shares issued and outstanding	4
Preferred stock – series B, $.001 par value; 20,000 shares authorized; 6,229 shares issued and outstanding	6
Common stock, $.001 par value; 150,000,000 shares authorized; 16,767,254 shares issued and outstanding	16,767
Additional paid-in capital	65,052,217
Shareholder receivable	(45,000)
Accumulated deficit	(10,234,380)
Deficit accumulated during development stage	(66,556,690)
Total shareholders’ deficit	(11,767,076)

Total liabilities and shareholders’ deficit	$417,462

See accompanying notes to these financial statements.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)

Statements of Operations

	Years ended December 31,		Period From January 1, 2001 (inception of development stage) to December 31,
	2007	2006	2007
Revenues	$8,393	$31,517	$90,957
Cost of Goods Sold	−	31,135	76,033
Gross Profit	8,393	382	14,924

Operating Costs and Expenses:
Advisory services	−	−	4,169,146
Research and development	853,088	606,291	7,045,401
Loss on impairment of assets	−	98,589	2,284,164
Professional fees	276,367	353,939	3,156,375
Advertising and promotion fees	2,354	194,756	1,660,464
General and administrative expenses	2,867,140	4,125,547	21,674,526
Total operating costs and expenses	3,998,949	5,379,122	39,990,076
Loss from Operations	(3,990,556)	(5,378,740)	(39,975,152)

Other Expense (Income):
Interest expense	2,382,748	2,187,716	8,703,044
Amortization of deferred financing costs	−	−	1,188,432
Interest income	−	−	(27,420)
Other income	(567)	(18,277)	(21,919)
Other expense	−	−	12,698
Debt forgiveness	(9,776)	(323,413)	(1,718,167)
Total other expense	2,372,405	1,846,026	8,136,668
Net Loss	$(6,362,961)	$(7,224,766)	$(48,111,820)

See accompanying notes to these financial statements.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)

Statements of Operations (continued)

	Years ended December 31,		Period From January 1, 2001 (inception of development stage) to December 31,
	2007	2006	2007
Effective Dividend from Amortization of Discount Related to Beneficial Conversion of Mandatorily Redeemable Series A Preferred Stock	−	−	(5,554,000)

Warrants Issued For Release of Redemption Provision of Series A Preferred Stock	−	−	(1,291,912)

Effective Dividend from Amortization of Discount Related to Beneficial Conversion of Series B Preferred Stock and warrants	(100,000)	(486,765)	(11,598,958)

Net Loss Attributable to Common Shares	$(6,462,961)	$(7,711,531)	$(66,556,690)

Net Loss Per Share:
Basic and diluted	$(0.40)	$(0.54)	$(7.80)

Number of Shares Used in Calculating Net Loss Per Share:
Basic and diluted	16,102,990	14,257,908	8,534,910

See accompanying notes to these financial statements.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)

Statements of Shareholders’ Deficit
Period from January 1, 2001 (Inception of Development Stage) to December 31, 2007

	PREFERRED STOCK
	SERIES A		SERIES B		Common Stock		Additional Paid–In	Deferred	Shareholder	accumulated	Deficit Accumulated During Development
	Shares	Capital	Shares	Capital	Shares	Capital	Capital	Compensation	Receivable	Deficit	Stage	Total
Balances, January 1, 2001 (inception of development stage)	–	$–	–	$–	$3,142,774	$3,143	$8,125,719	$–	$(226,413)	$(10,234,380)	$–	$(2,331,931)
Sale of common stock ($2.00 per share)	–	–	–	–	451,900	452	903,348	–	–	–	–	903,800
Issuance of common stock for services ($2.08 – $8.08 per share)	–	–	–	–	978,709	979	4,600,754	–	–	–	–	4,601,733
Issuance of common stock for related party debt ($2.08 per share)	–	–	–	–	444,416	444	888,388	–	–	–	–	888,832
Stock–based compensation ($2.00 – $4.00 per share)	–	–	–	–	–	–	184,288	–	–	–	–	184,288
Contributions	–	–	–	–	–	–	27,900	–	–	–	–	27,900
Net loss	–	–	–	–	–	–	–	–	–	–	(9,868,125)	(9,868,125)
Balances, December 31, 2001	–	–	–	–	5,017,799	5,018	14,730,397	–	(226,413)	(10,234,380)	(9,868,125)	(5,593,503)
Issuance of common stock for debt ($4.00 per share)	–	–	–	–	175,000	175	699,825	–	–	–	–	700,000
Issuance of common stock for services ($1.30 – $3.80 per share)	–	–	–	–	230,125	230	408,532	–	–	–	–	408,762
Stock–based compensation ($2.00 – $2.25 per share)	–	–	–	–	–	–	44,271	–	–	–	–	44,271
Retirement of common stock ($0.00 – $4.00 per share)	–	–	–	–	(185,750)	(186)	(79,814)	–	80,000	–	–	–
Issuance of warrants for loans ($0.01 – $1.00 per share)	–	–	–	–	–	–	1,107,208	–	–	–	–	1,107,208
Effective dividend related to beneficial conversion of preferred stock	–	–	–	–	–	–	–	–	–	–	(3,655,852)	(3,655,852)
Capital contributed for placement of debt	–	–	–	–	–	–	1,188,432	–	–	–	–	1,188,432
Discount on mandatorily redeemable preferred stock	–	–	–	–	–	–	5,554,000	–	–	–	–	5,554,000
Offering costs of mandatorily redeemable preferred stock	–	–	–	–	–	–	(513,967)	–	–	–	–	(513,967)
Net loss	–	–	–	–	–	–	–	–	–	–	(4,584,048)	(4,584,048)
Balances, December 31, 2002	–	–	–	–	5,237,174	5,237	23,138,884	–	(146,413)	(10,234,380)	(18,108,025)	(5,344,697)

See accompanying notes to these financial statements.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)

Statements of Shareholders’ Deficit (continued)
Period from January 1, 2001 (Inception of Development Stage) to December 31, 2007

	PREFERRED STOCK
	SERIES A		SERIES B		Common Stock		Additional Paid–In	Deferred	Shareholder	accumulated	Deficit Accumulated During Development
	Shares	Capital	Shares	Capital	Shares	Capital	Capital	Compensation	Receivable	Deficit	Stage	Total
Issuance of common stock for debt ($2.50 – $3.30 per share)	–	$–	–	$–	164,113	$164	$456,950	$–	$–	$–	$–	$457,114
Issuance of common stock for services ($1.60 per share)	–	–	–	–	168,891	169	270,056	–	–	–	–	270,225
Issuance of common stock for assets ($1.60 per share)	–	–	–	–	5,000	5	7,995	–	–	–	–	8,000
Issuance of common stock options for services ($1.00 per share)	–	–	–	–	–	–	849,695	(333,977)	–	–	–	515,718
Stock–based compensation ($1.00 per share)	–	–	–	–	–	–	389,000	(77,725)	–	–	–	311,275
Issuance of warrants for loans ($1.00 per share)	–	–	–	–	–	–	903,811	–	–	–	–	903,811
Issuance of warrants for services ($1.00 per share)	–	–	–	–	–	–	50,826	(27,531)	–	–	–	23,295
Effective dividend related to beneficial conversion of preferred stock	–	–	–	–	–	–	–	–	–	–	(1,898,148)	(1,898,148)
Issuance of common stock upon conversion of preferred stock ($1.00 per share)	–	–	–	–	20,000	20	19,980	–	–	–	–	20,000
Forgiveness of receivable from sale of stock	–	–	–	–	–	–	–	–	146,413	–	–	146,413
Net loss	–	–	–	–	–	–	–	–	–	–	(7,258,865)	(7,258,865)
Balances, December 31, 2003	–	–	–	–	5,595,178	5,595	26,087,197	(439,233)	–	(10,234,380)	(27,265,038)	(11,845,859)
Issuance of common stock for rent ($0.90 per share)	–	–	–	–	50,000	50	44,950	–	–	–	–	45,000
Issuance of common stock options for services ($1.00 - $1.60 per share)	–	–	–	–	–	–	410,779	(410,779)	–	–	–	–
Issuance of preferred stock for services	–	–	12	–	–	–	12,000	–	–	–	–	12,000
Amortization of deferred compensation	–	–	–	–	–	–	–	554,597	–	–	–	554,597
Issuance of Series B preferred stock (each share of preferred stock convertible into 1,333 shares of common stock)	–	–	4,499	5	–	–	4,499,497	–	–	–	–	4,499,502
Commissions and fees associated with raising equity	–	–	–	–	–	–	(174,429)	–	–	–	–	(174,429)
Conversion of notes payable to Series B preferred stock	–	–	4,201	4	–	–	4,200,996	–	–	–	–	4,201,000
Reclassification of mandatorily redeemable preferred stock to equity	5,534	6	–	–	–	–	5,533,994	–	–	–	–	5,534,000

See accompanying notes to these financial statements.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)

Statements of Shareholders’ Deficit (continued)
Period from January 1, 2001 (Inception of Development Stage) to December 31, 2007

	PREFERRED STOCK
	SERIES A		SERIES B		Common Stock		Additional Paid–In	Deferred	Shareholder	accumulated	Deficit Accumulated During Development
	Shares	Capital	Shares	Capital	Shares	Capital	Capital	Compensation	Receivable	Deficit	Stage	Total
Issuance of common stock upon conversion of preferred stock	(759)	(1)	–	–	1,012,505	1,013	(1,012)	–	–	–	–	–
Warrants issued for release of redemption provision on preferred stock	–	–	–	–	–	–	1,291,912	–	–	–	(1,291,912)	–
Effective dividend related to beneficial conversion of preferred stock	–	–	–	–	–	–	8,690,493	–	–	–	(8,690,493)	–
Net loss	–	–	–	–	–	–	–	–	–	–	(4,564,727)	(4,564,727)
Balances, December 31, 2004	4,775	$5	8,712	$9	6,657,683	$6,658	$50,596,377	$(295,415)	$–	$(10,234,380)	$(41,812,170)	$(1,738,916)
Common stock grant ($0.80 per share)	–	–	–	–	1,000,000	1,000	799,000	–	–	–	–	800,000
Issuance of preferred stock for interest	10	–	–	–	–	–	10,000	–	–	–	–	10,000
Issuance of warrants for interest	–	–	–	–	–	–	104,836	–	–	–	–	104,836
Amortization of deferred compensation	–	–	–	–	–	–	–	182,000	–	–	–	182,000
Issuance of Series B preferred stock (each share of preferred stock convertible into 1,333 shares of common stock)	–	–	2,322	2	–	–	2,313,998	–	–	–	–	2,314,000
Issuance of common stock upon conversion of Series A preferred stock	(371)	(1)	–	–	494,914	495	(494)	–	–	–	–	–
Issuance of common stock upon conversion of Series B preferred stock	–	–	(3,835)	(4)	5,094,000	5,094	(5,090)	–	–	–	–	–
Discount on notes payable	–	–	–	–	–	–	362,795	–	–	–	–	362,795
Discount on convertible debt	–	–	–	–	–	–	1,658,693	–	–	–	–	1,658,693
Discount related to beneficial conversion of convertible debt	–	–	–	–	–	–	946,092	–	–	–	–	946,092
Unamortized discount issued in advance of subsequent funding of convertible debt related to beneficial conversion of convertible debt ($946,092)	–	–	–	–	–	–	(354,785)	–	–	–	–	(354,785)
Effective dividend related to beneficial conversion of preferred stock	–	–	–	–	–	–	2,321,700	–	–	–	(2,321,700)	–
Net loss	–	–	–	–	–	–	–	–	–	–	(8,248,328)	(8,248,328)
Balances, December 31, 2005	4,414	$4	7,199	$7	13,246,597	$13,247	$58,753,120	$(113,413)	$–	$(10,234,380)	$(52,382,198)	$(3,963,613)

See accompanying notes to these financial statements.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)

Statements of Shareholders’ Deficit (continued)
Period from January 1, 2001 (Inception of Development Stage) to December 31, 2007

	PREFERRED STOCK
	SERIES A		SERIES B		Common Stock		AdditionalPaid–In	Deferred	Shareholder	accumulated	Deficit Accumulated During Development
	Shares	Capital	Shares	Capital	Shares	Capital	Capital	Compensation	Receivable	Deficit	Stage	Total
Sale of Series B preferred stock	–	–	–	–	–	–	–	–	(45,000)	–	–	(45,000)
Amortization of deferred compensation	–	–	–	–	–	–	–	70,221	–	–	–	70,221
Issuance of Series B preferred stock (each share of preferred stock convertible into 1,333 shares of common stock)	–	–	520	1	–	–	519,999	–	–	–	–	520,000
Stock-based compensation ($0.35 - $1.10)	–	–	–	–	–	–	1,656,392	–	–	–	–	1,656,392
Issuance of common stock upon conversion of Series A preferred stock	(75)	–	–	–	100,050	100	(100)	–	–	–	–	–
Issuance of common stock upon conversion of Series B preferred stock	–	–	(1,215)	(1)	1,640,000	1,640	(1,639)	–	–	–	–	–
Discount on notes payable	–	–	–	–	–	–	797,500	–	–	–	–	797,500
Discount on convertible debt	–	–	–	–	–	–	1,173,193	–	–	–	–	1,173,193
Discount related to beneficial conversion of convertible debt	–	–	–	–	–	–	551,806	–	–	–	–	551,806
Effective dividend related to beneficial conversion of preferred stock	–	–	–	–	–	–	486,765	–	–	–	(486,765)	–
Net loss	–	–	–	–	–	–	–	–	–	–	(7,224,766)	(7,224,766)
Balances, December 31, 2006	4,339	$4	6,504	$7	14,986,647	$14,987	$63,937,036	$(43,192)	$(45,000)	$(10,234,380)	$(60,093,729)	$(6,464,267)
Amortization of deferred compensation	–	–	–	–	–	–	–	43,192	–	–	–	43,192
Issuance of Series B preferred stock (each share of preferred stock convertible into 1,333 shares of common stock)	–	–	100	–	–	–	100,000	–	–	–	–	100,000
Stock-based compensation ($0.35 - $1.10)	–	–	–	–	–	–	355,597	–	–	–	–	355,597
Issuance of common stock upon conversion of Series A preferred stock	(65)	–	–	–	86,710	86	(86)	–	–	–	–	–
Issuance of common stock upon conversion of Series B preferred stock	–	–	(375)	(1)	500,004	500	(499)	–	–	–	–	–
Default interest on bridge loans	–	–	–	–	180,557	180	90,098	–	–	–	–	90,278
Discount on notes payable	–	–	–	–	893,336	894	470,191	–	–	–	–	471,085
Issuance of common stock associated with restricted stock grant ($0.57)	–	–	–	–	120,000	120	(120)	–	–	–	–	–
Effective dividend related to beneficial conversion of preferred stock	–	–	–	–	–	–	100,000	–	–	–	(100,000)	–
Net loss	–	–	–	–	–	–	–	–	–	–	(6,362,961)	(6,362,961)
Balances, December 31, 2007	4,274	$4	6,229	$6	16,767,254	$16,767	$65,052,217	$–	$(45,000)	$(10,234,380)	$(66,556,690)	$(11,767,076)

See accompanying notes to these financial statements.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)

Statements of Cash Flows

	Years Ended December 31,		Period From January 1, 2001 (inception of development stage) to December 31
	2007	2006	2007
Cash Flows From Operating Activities:
Net loss	$(6,362,961)	$(7,224,766)	$(48,111,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount and discount related to beneficial conversion of convertible debt	1,763,552	1,808,664	6,706,802
Depreciation	214,329	239,502	1,145,811
Loss on impairment of fixed assets	–	–	1,564,282
Amortization of deferred financing costs	–	–	1,188,432
Equity issued for services and interest	455,312	1,726,612	10,240,924
Provision for loss on inventory	–	98,589	758,918
Debt forgiveness	(9,776)	(323,413)	(1,718,167)
Charge off of receivables	–	–	446,414
Changes in operating assets and liabilities:
Accounts receivable	4,715	(815)	–
Inventory	–	54,302	(836,393)
Other receivables	(166,303)	–	(166,303)
Prepaid and other current assets	43,510	24,101	(10,340)
Other noncurrent assets	(11,703)	–	(11,703)
Accounts payable – trade	246,942	(376,787)	1,373,454
Accrued expenses	1,133,965	(126,369)	2,636,257
Related party payable	−	−	399,259
Net cash used in operating activities	(2,688,418)	(4,100,380)	(24,394,173)

Cash Flows From Investing Activities:
Additions of fixed assets	(22,256)	(80,674)	(1,033,979)
Related party receivable	–	–	(300,000)
Net cash used in investing activities	(22,256)	(80,764)	(1,333,979)

Cash Flows From Financing Activities:
Payments of notes payable	(59,705)	(1,970,767)	(3,455,299)
Capital contributions	–	–	27,900
Proceeds from SMH note payable	–	–	1,500,000
Proceeds from short term notes payable	1,100,000	2,950,000	4,635,000
Proceeds from sale of common stock	–	–	903,800
Proceeds from other notes payable	119,169	71,413	3,477,910
Net proceeds from sale of mandatorily redeemable preferred stock	–	–	5,040,033
Net proceeds from sale of series B preferred stock	–	475,000	7,114,073
Proceeds from advance from related party	4,500	–	4,500
Proceeds from related party notes payable	1,028,333	3,170,000	6,448,333
Net cash provided by financing activities	2,192,297	4,695,646	25,696,250

Net Change in Cash and Cash Equivalents	(518,377)	514,592	(31,902)

Cash and Cash Equivalents, beginning of period	519,583	4,991	33,108

Cash and Cash Equivalents, end of period	$1,206	$519,583	$1,206

See accompanying notes to these financial statements.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)

Statements of Cash Flows (continued)

	Years Ended December 31,				Period From January 1, 2001 (inception of development stage) to December 31
	2007		2006		2007

Non-Cash Transactions:
Issuance of common stock for related party debt	$	−	$	−	$888,832
Issuance of common stock for debt	$	−	$	−	$1,157,114
Issuance of common stock for assets	$	−	$	−	$8,000
Conversion of accounts payable to notes payable	$	−	$	−	$766,484
Conversion of notes payable to equity		$100,000	$	−	$4,301,000
Contribution of capital by shareholders for financing costs	$	−	$	−	$1,188,432
Issuance of common stock (86,710 shares; 100,050 shares; and 1,694,179 shares, respectively) upon conversion of Series A preferred stock		$86		$100	$1,694
Issuance of common stock (500,004 shares; 1,640,000 shares; and 7,234,004 shares, respectively) upon conversion of Series B preferred stock		$500		$1,640	$7,234
Issuance of common stock upon conversion of mandatorily redeemable preferred stock classified as debt	$	−	$	−	$20,000
Reclassification of mandatorily redeemable preferred stock to equity	$	−	$	−	$5,534,000
Discount related to beneficial conversion of mandatorily redeemable Series A preferred stock	$	−	$	−	$5,554,000
Warrants issued for release of redemption provision of Series A preferred stock	$	−	$	−	$1,291,912
Discount related to beneficial conversion of Series B preferred stock and warrants		$100,000		$486,765	$11,598,958
Reclassification of demo units from inventory to property and equipment	$	−	$	−	$77,475
Discount related to stock issued as interest on notes payable		$504,840		$2,522,500	$5,689,347
Conversion of note payable into convertible debt	$	−		$375,000	$375,000
Conversion of accrued expenses into note payable	$	−		$87,028	$87,028
Issuance of common stock (893,336 shares; 0 shares; and 893,336 shares, respectively) as interest on bridge loans		$894	$	−	$894
Issuance of common stock (180,557 shares; 0 shares; and 180,557 shares, respectively) as default interest on bridge loans		$180	$	−	$180
Issuance of common stock (120,000 shares; 0 shares; and 120,000 shares, respectively) associated with restricted stock grant		$120	$	−	$120

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest		$25,626		$202,390	$408,748

See accompanying notes to these financial statements.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)

Notes to Financial Statements

1.	Organization

Remote Knowledge, Inc. (the “Company”) was originally incorporated in Texas in 1970 and reincorporated in 2003 in Delaware.  It spun off its only operating activities at the end of 2000.  Since January 1, 2001, the Company has been in a development stage.  The Company develops, delivers and supports proprietary in-motion communication and entertainment products servicing the global marine market.  The Company’s technology platforms supply in-motion, high-speed Internet and voice services combined with advanced on-board concierge and entertainment content.  The platforms also support e-mail and text messaging services as well as remote monitoring and control of vessels’ shipboard systems.

2.	Significant Accounting Policies

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Property and Equipment – Property and equipment are stated at cost. Maintenance and repair costs are charged to expense as incurred; costs of major additions and betterments are capitalized.  Depreciation is determined on a straight-line basis using estimated useful lives ranging from three to five years.  Depreciation expense for the years ended December 31, 2007 and 2006 was $214,329 and $239,502, respectively, and $1,145,811 since inception. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

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

Income Taxes – Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss).  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.  The likelihood of the Company to utilize its substantial loss carryforwards is highly uncertain and therefore no deferred tax assets are recorded.

Use of Estimates – The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from these estimates.

Share-Based Compensation – Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123(R) “Share-Based Payment-Revised 2004” (“SFAS 123(R)”) using the modified prospective transition method. In addition, the SEC issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March 2005, which provides supplemental SFAS123(R) application guidance based on the views of the SEC.  The adoption of SFAS 123(R) resulted in stock compensation expense for the years ended December 31, 2007 and 2006 of $355,596 and $1,656,392, respectively.  This expense increased basic and diluted loss per common share by $0.02 and $0.12 for the years ended December 31, 2007 and 2006, compared to reported basic and diluted loss per common share of $0.40 and $0.54, respectively.  The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it more likely than not that the related deferred tax assets will not be realized.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)

Notes to Financial Statements

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending December 31, 2007 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending December 31, 2007 for the expected option term. The expected option term was calculated using the “simplified” method permitted by SAB 107.

The Company has never had any exercise of stock options. SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R).  As a result of the Company’s net operating losses, the excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the Company’s net operating loss carry forwards. Accordingly, because the Company is not able to realize these excess tax benefits, such benefits will not be recognized in the statements of cash flow until such time as benefits can be used.

Net Loss Per Share – Net loss per share (NLPS) is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period.  Diluted NLPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding for the period..  Common stock equivalents of 77,679,650 and 78,295,550 for the years ended December 31, 2007, and 2006, respectively, have been excluded from the calculation of weighted-average shares for purposes of calculating diluted net loss per share, as such inclusion is anti-dilutive.

New Accounting Pronouncements – In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets.  SFAS No. 155 was effective for the Company for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007, and for certain hybrid financial instruments that have been bifurcated prior to the effective date, for which the effect is to be reported as a cumulative-effect adjustment to beginning retained earnings.  The adoption of SFAS No. 155 did not have an impact on the Company's financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and liabilities at fair value.  The Company adopted SFAS 156 on January 1, 2007. The adoption of SFAS 156 did not have a material impact on its financial statements.

In July 2006, The FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on its financial statements.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)

Notes to Financial Statements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. We plan to adopt SFAS 157 beginning in the first quarter of fiscal 2008. We are currently evaluating the impact, if any; the adoption of SFAS 157 will have on our consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”.  SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 established a dual approach that requires quantification of errors under two methods: (1) roll-over method which quantifies the amount by which the current year income statement is misstated, and (2) the iron curtain method which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this pronouncement during 2007 did not materially impact the Company’s financial statements.

In December 2006, the FASB issued the FASB Staff Position (FSP) No. EITF 00-19-2, ("FSP EITF 00-19-2"), Accounting for Registration Payment Arrangements. This FSP addresses an issuer's accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.   The Company adopted FSP EITF 00-19-2 beginning in 2007. The adoption of this FSP did not have a material effect upon the Company’s financial statements.

3.	Going Concern/Management Plans

The Company’s net losses for the years ended December 31, 2007 and 2006 amounted to $6,362,961 and $7,224,766, respectively and $48,111,820 since inception. In addition, the Company to date generated minimal revenue and does not expect any revenue, if at all, until the late 2009. As a result of these losses and our minimal revenue, the Company’s working capital deficit at December 31, 2007 was $8,969,087.  Our ability to generate sufficient cash flows from operations to meet our operating and capital requirements is uncertain, and we must raise additional capital in order to continue operations. These matters raise substantial doubt about our ability to continue as a going concern.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)

Notes to Financial Statements

From January 1, 2001 (Inception of a Development Stage Enterprise) through December 31, 2007 the Company has raised approximately $29,000,000, via various offerings, in order to meet its working capital needs.  For further discussion, see Note 6 – Related Party Transactions, Note 7 – Notes Payable, Note 8 – Shareholders’ Deficit, and Note 13 – Subsequent Event.

On August 21, 2008 the Company entered into funding transactions totaling $4,800,000.  For further discussion see Note 13 – Subsequent Event.

4.	Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful Life	December 31, 2007
Satellite earth station and communications technology	5	$561,749
Computer and related equipment	3	176,174
Software, tools and website	3	137,947
Other	5	180,820
		1,056,690
Less – Accumulated depreciation		(861,276)
Total property and equipment, net		$195,414

5.	Accrued Expenses

As of December 31, 2007 the Company has accrued expenses of $3,316,383.  This amount mainly consists of estimated legal fees, interest, and payroll related costs.  See Note 13 for discussion of settlement of many of these obligations

6.	Related Party Transactions

Payable to Major Shareholder - The Company has an unsecured payable to the estate of Harry Bayne at December 31, 2007 of $127,926.

Notes Payable - Effective August 19, 2005, the Company signed convertible notes payable of $3,600,000 with various shareholders.  The notes require funding over a period from August 2005 through May 2006 and are secured by the Company’s intellectual property.  As of December 31, 2005, the Company received $2,175,000 related to these notes, with an additional $1,395,000 received as of December 31, 2006.  The notes bear interest at 5% per year for three years.  The notes are convertible into common stock at a fixed conversion price of $0.75 per share.  Warrants, exercisable through February 28, 2011, to purchase 14,400,000 shares of common stock at $0.75 per share were also issued to the note holders (see Note 13 for cancellation of these warrants).  Per APB No. 14, the Company determined a discount on the convertible notes payable based on the relative fair values of the convertible notes payable and the warrants.  The Company used the Black-Scholes pricing model to value the warrants using the following assumptions: proceeds as set forth in the convertible notes payable; closing stock price as of the effective date of the note; no expected dividend yield; expected volatility of 190%; risk free interest rate of 4.07%; and an expected life of 4 years.  The discount is being amortized as interest expense over the life of the convertible notes payable as the funds are received.  Based on EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company determined the relative fair value of the debt and the warrants to calculate a beneficial conversion.  The Company calculated a beneficial conversion using the relative fair values of the entire debt and warrants, however, the timing of the funds occurs over approximately one year.  Therefore, the Company is recording the interest expenses related to the beneficial conversion, in direct proportion to the percentage of funds received.  As of December 31, 2007 the Company has recorded $893,928 of interest expense related to the beneficial conversion.  The unamortized balance related to the beneficial conversion is $52,165 as of December 31, 2007.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)

Notes to Financial Statements

In March 2006, the Company received $800,000 in cash from a related party and executed a promissory note due June 15, 2006. The note accrued no interest on the outstanding principal balance, however, three other related parties transferred 400,000 shares of common stock to the note holder in lieu of interest and guaranteed payment of the note. The same three related parties also executed a “Put Agreement” with the note holder whereby the note holder may elect to cause the three related parties to purchase all or a portion of the 400,000 shares of common stock at any time after June 16, 2006 but not later than March 16, 2007 for an amount equal to $0.50 per share. The Company recognized a debt discount of $200,000, which represented 400,000 shares at $0.50 per share, which was amortized using the straight line method over the life of the note. This note was repaid in May 2006.

In May 2006, the Company received $750,000 in cash from a related party and executed a promissory note due November 27, 2006. The note is secured by 2,250,000 shares of common stock of three other related parties. In lieu of interest, the three related parties transferred 250,000 shares of common stock to the note holder. The principal is due on November 27, 2006. If the Company defaults, the three related parties must transfer an additional 83,333 shares of common stock, per month, until the principal is repaid. The Company recognized a debt discount of $175,000, which is being amortized using the straight line method over the life of the note. The amount of discount amortization under the straight line method does not materially differ from the effective interest method.  On December 19, 2006, the related party converted $375,000 of the May 2006 note into a new promissory note due June 19, 2007.  The note is secured by 1,125,000 shares of common stock of two other related parties.  In lieu of interest, the Company transferred 125,000 shares of common stock to the note holder.  The principal is due on June 19, 2007.  The Company defaulted on the note and has recognized $105,834 of interest expense related to 250,002 shares of common stock – 125,001 shares issued and 125,001 shares unissued.  The Company recognized a debt discount of $77,500, which is being amortized using the straight line method over the life of the note.  The amount of discount amortization under the straight line method does not materially differ from the effective interest method.  Also on December 19, 2006, the related party converted the remainder of the $375,000 of the May 2006 note into 375 $1,000 convertible note units with a due date of February 28, 2012.  Each convertible note unit is convertible into 2,000 shares of common stock, at a $0.50 conversion price, and a warrant to purchase 2,000 shares of common stock at $0.50 per share; the warrants expire on February 28, 2012.  The convertible note unit accrues interest at a rate of 4% annually.  The interest is payable in cash or common stock at the sole discretion of the Company.  Per APB No. 14, the Company determined a discount on the convertible notes payable based on the relative fair values of the convertible notes payable and the warrants.  The Company used the Black-Scholes pricing model to value the warrants using the following assumptions: proceeds as set forth in the convertible notes payable; closing stock price as of the effective date of the note; no expected dividend yield; expected volatility of 182%; risk free interest rate of 4.62%; and an expected life of 3 years.  The discount is being amortized as interest expense over the life of the convertible note units.  From December 19, 2006 through December 31, 2007 the Company has recorded $35,370 of interest expense related to the debt discount and as of December 31, 2007, the unamortized balance is $142,608.  The amount of discount amortization under the straight line method does not materially differ from the effective interest method.  Based on EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company determined the relative fair value of the debt and the warrants to calculate a beneficial conversion.  The Company calculated a beneficial conversion using the relative fair values of the entire debt and warrants.  This amount is being amortized as interest expense over the life of the convertible note units.  From December 19, 2006 through December 31, 2007 the Company has recorded $39,155 of interest expense related to the beneficial conversion.  This leaves an unamortized balance of $157,867, at December 31, 2007, related to the beneficial conversion.  The amount of discount amortization under the straight line method does not materially differ from the effective interest method.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)

Notes to Financial Statements

From January 2007 through December 2007, the Company received $1,028,333 from affiliated parties and executed promissory notes.  The notes accrue no interest on the outstanding principal balance; however, the Company issued 342,782 shares of common stock, valued at $195,607, to the note holders in lieu of interest.  Notes in the amount of  $945,000 are due on October 31, 2007, with $690,000 of the notes guaranteed by certain shareholders; while another $83,333 of the notes are due on April 30, 2008, none of which is guaranteed by any shareholders.  The Company defaulted on the notes due on October 31, 2007 and accrued the issuance of 506,668 shares of common stock valued at $98,800.  The default interest is being recognized as interest expense as the default shares are recorded.  The shares will be issued in 2008.

The Company issued 150,000 shares of common stock, valued at $80,000, to extend for six months two loans that were due in the first quarter of 2007.  The debt discount related to the extension of the loans, is being amortized using the straight line method over the life of the note.  The amount of discount amortization under the straight line method does not materially differ from the effective interest method.   The Company defaulted on the two notes that were extended and issued 55,556 shares of common stock valued at $26,111 and accrued the issuance of 150,000 shares of common stock valued at $39,111.  The default interest is being recognized as interest expense as the default shares are recorded.  The shares will be issued in 2008.

Other Debt – From November 2006 through December 2006 three related parties have funded the Company $1,675,000 which was to be part of, at its close, the offering pursued by the Company at the end of 2006.  The Company has not been able to successfully close an offering.  In August 2007, a related party advanced $4,500 to the Company.  This amount was repaid in January 2008.

Related party debt consisted of the following:

December 31, 2007
Payable to shareholder	$127,926
Other debt	1,679,500
Notes payable, net of discount of $4,457	1,451,376
Current related party debt	$3,258,802
Long-term notes payable, net of discount of $939,894	3,005,106
Related party debt	$6,263,908

Interest – As a result of the various related party note transactions, the Company incurred related party interest expense of $1,871,371 and $1,656,251 for the years ended December 31, 2007 and 2006, respectively.  The Company has also recorded accrued interest to related parties of $841,681 and $544,481 at December 31, 2007 and 2006, respectively.  See Note 13 for settlement of many of these obligations.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)

Notes to Financial Statements

Consulting Fee – The Company incurred $167,000 of consulting fees with Abshier, Webb & Donnelly, a related party, in 2006.  See Note 13 for settlement of this obligation.

7.	Notes Payable

Notes payable consisted of the following:

December 31, 2007
Secured note bearing 6% interest payable June 30, 2007 (a)	$380,068
Unsecured note principal and interest payable March 31, 2004 (b)	25,000
Secured and guaranteed note principal payable July 31, 2007 (c)	250,000
Secured and guaranteed note principal payable September 15, 2007 (d)	200,000
Note bearing 10% interest payable March 31, 2007 (e)	95,731
Bridge loan promissory notes (f)	1,100,000
Note bearing 10% interest payable April 30, 2008 (g)	70,411
Finance insurance payments at 9.51% payable February 6, 2008 (h)	895
Current notes payable	$2,122,105

(a)
In December 2002, the Company signed a note payable of $480,484 with a vendor for its engineering and programming services, bearing interest at 8% payable August 31, 2003.  The note is collateralized by the vendor’s work product and the equipment in the Company’s data center. The note and interest were not paid when due.  In June 2004, the Company paid $12,500 in interest and added the remainder of the interest due, $35,259, to the note balance, and the due date was extended until June 30, 2005.  In June 2005, the interest rate was changed to 6% and the due date was extended until June 30, 2006.  In June 2006, the Company paid $10,822, which brought the outstanding principal to $445,000, and extended the note until December 31, 2006.  The interest rate remained at 6%.  In December 2006, the Company paid $12,788, which brought the outstanding principal to $385,000, and extended the note until June 30, 2007.  The interest rate remained at 6%. In 2007, the Company paid $15,822 and added $10,890 of unpaid interest into the note, which brought the outstanding balance to $380,068.

(b)	In March 2004, various note holders were required to convert their debt, in the amount of $4,201,000, to equity. However, one holder has not yet converted.

(c)
In July 2006, the Company signed a note payable of $250,000 with a non-related party due January 31, 2007.   The note is secured by 750,000 shares of common stock owned by three related parties.  In lieu of interest, the Company delivered 83,333 shares of common stock.  At the end of each month following default in payment of principal, the three related parties shall deliver 27,778 shares of common stock held as security, as additional interest.  The note is guaranteed by three related parties.  The Company recognized a debt discount of $40,350, which is being amortized using the straight line method over the life of the note.  The amount of discount amortization under the straight line method does not materially differ from the effective interest method.  Subsequently, the due date of the note was extended to October 31, 2007.

(d)
In September 2006, the Company signed a note payable of $200,000 with a non-related party due March 31, 2007.   The note is secured by 600,000 shares of common stock owned by two related parties.  In lieu of interest, the Company delivered 66,667 shares of common stock.  At the end of each month following default in payment of principal, the two related parties shall deliver 22,222 shares of common stock held as security, as additional interest.  The note is guaranteed by two related parties.  The Company recognized a debt discount of $17,943, which is being amortized using the straight line method over the life of the note.  The amount of discount amortization under the straight line method does not materially differ from the effective interest method.  Subsequently, the due date of the note was extended to October 31, 2007.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)

Notes to Financial Statements

(e)	In December 2006, the Company signed a note payable of $95,730.80 with a non-related party due March 31, 2007. The note sets forth a payment plan relating to a prior judgment against the Company.

(f)
From March 2007 through October 2007, the Company issued notes for $1,100,000 due October 31, 2007.  In lieu of interest, the Company issued shares of common stock.  At the end of each month following default in payment of the principal, the Company shall deliver shares of common stock as additional interest.  The notes are guaranteed by one or more related parties.  The Company recognized a debt discount of $229,233, which is being amortized using the straight line method over the life of the notes.  The amount of discount amortization under the straight line method does not materially differ from the effective interest method.   See Note 13 for settlement of these obligations.

(g)	In September 2007, the Company executed a promissory note to a vendor for legal services, bearing interest at 10% with a maturity date of April 30, 2008.

(h)	In May 2006, the Company financed the insurance premium for the Directors & Officers and Employment Practices policies over ten payments with the final payment due February 6, 2008.

8.	Shareholders’ Deficit

The Company reincorporated in Delaware in July 2003 and increased its authorized common stock to 100,000,000 and assigned a par value of $.001/share.  This par value has been reflected retroactively to all periods presented herein.  In October 2006, the Company increased the number of authorized common shares from 100,000,000 to 150,000,000.

Preferred Stock − The Company has authorized 10,000,000 shares of preferred stock with a par value of $.001 per share, of which 15,000 shares have been designated as Series A Preferred Stock and 20,000 shares have been designated as Series B Preferred Stock.  The remaining 9,965,000 shares are available for future designation.

During 2005, the Company sold 2,322 shares of Series B Preferred Stock for $2,322,000.  In addition to these shares, the Company issued seven year warrants to purchase 9,101,333 shares of common stock at $0.75 per share.

During 2006, the Company sold 620 shares of Series B Preferred Stock for $620,000.  In addition to these shares, the Company issued seven year warrants to purchase 2,480,000 shares of common stock at $0.75 per share.

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

In 2006, the Company calculated a beneficial conversion, using the Black Scholes pricing model, for the Series B Preferred Stock.  The beneficial conversion feature was valued at $167,690 which was treated as a discount on the Series B Preferred Stock and a component of additional paid-in capital.  The discount was reflected as a dividend on the dates of purchase, which was the first date that the preferred stock could be converted into common stock.

All shares of Series A and Series B Preferred Stock will automatically convert into shares of common stock upon the occurrence of either of the following: (a) the date specified by the vote of the holder or holders of not less than 80% in voting power of the outstanding shares of each series of preferred stock to convert the preferred stock into shares of common stock, or (b) an underwritten public offering pursuant to an effective registration statement under the Securities Act covering the offer and sale of common stock by us to the public at a public offering price which is not less than $5.00 per share (subject to adjustment for stock splits, stock dividends, recapitalizations and similar transactions) and $25,000,000 in the aggregate.  The Series B Preferred Stock has a first liquidating preference equal to $1,000 per share outstanding ($6,229,000 at December 31, 2007).  The Series A Preferred Stock has a second liquidating preference of $1,000 per share outstanding ($4,274,000 at December 31, 2007).  The Series A and Series B Preferred Stock jointly have a third liquidating preference of $1,000 per share outstanding ($10,503,000 at December 31, 2007).  They also share jointly together with the common shares in any remaining liquidation proceeds.

The holders of shares of Series A and B Preferred Stock and Common Stock shall be entitled to receive dividends out of any assets legally available on a pro rata basis based upon the number of common shares held by each holder and if all such preferred stock was converted to common stock as payable when, and if, declared by the Board of Directors.

Warrants.  The following table summarizes warrant activity through December 31, 2007:

	Warrants	Exercise Price	Term

Balance, December 31, 2004	23,600,512
Issued in connection with sale of preferred stock	9,101,333.75		7 Years
Issued in connection with borrowing of money	521,372.75		7 Years
Issued in connection with convertible debt	14,400,000.75		7 Years
Balance, December 31, 2005	47,623,217
Issued in connection with sale of preferred stock	2,480,000.75		7 Years
Issued in connection with convertible debt	750,000.50		7 Years
Balance, December 31, 2006	50,853,217
Expired warrants – February 22, 2007	(22,500)	2.00	5 Years
Expired warrants – November 26, 2007	(1,500,000)	.01	5 Years
Expired warrants – December 5, 2007	(553,400)	.90	5 Years
Balance, December 31, 2007	48,777,317

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)

Notes to Financial Statements

9.	Stock Based Incentive Plans

The Company has two stock based incentive plans under which incentive stock options, non-qualified stock options, and restricted stock grants have been, or may be, granted primarily to key employees and non-employee members of the Board of Directors.

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

The Board of Directors reserved shares from the Company’s un-issued but authorized shares for issuance upon exercise of stock options under these two plans.  Stock options outstanding and currently exercisable at December 31, 2007 are as follows (see Note 13 for cancellation of these options):

Exercise prices	Number of Options Outstanding	Weighted Average Contractual Life (in years)	Weighted Average Exercise price	Number of Options Exercisable	Weighted Average Exercise Price
$0.35	100,000	3.05		33,334
0.45	240,000	7.95		225,000
0.50	3,870,000	3.38		3,840,000
0.65	300,000	4.62		25,000
0.80	375,000	6.89		375,000
0.90	120,000	3.61		50,000
1.00	1,850,000	4.84		1,800,000
1.10	150,000	6.59		150,000
1.60	350,000	6.27		350,000
	7,355,000	4.33	$ 0.71	6,848,334	$ 0.72

The following table summarizes stock options outstanding and changes during the year ended December 31, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	7,055,000	$0.72	5.31	$0
Granted	300,000	0.65
Options outstanding at December 31, 2007	7,355,000	$0.71	4.33	$0
Options exercisable at December 31, 2007	6,848,334	$0.72	4.06	$0

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)

Notes to Financial Statements

Intrinsic value is the difference between the exercise price and the market price on December 31, 2007, of all options.   There were no options exercised during the year ended December 31, 2007.  Shares available for grant under the Plans as of December 31, 2007 were 3,645,000.

Total estimated unrecognized compensation cost from unvested stock options as of December 31, 2007 was approximately $182,000, which is expected to be recognized over a weighted average period of approximately 2.5 years.

Compensation expense is measured as the fair value of the options, as of the grant date, calculated using the Black-Scholes option pricing method with the following assumptions:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Weighted average grant date fair value	$0.59	$0.40
Weighed average assumptions used:
Volatility	179%	149%
Expected option term	3 1/2 years	2 1/2 years
Risk-free interest rate	4.5%	4.8%
Expected dividend yield	0%	0%
Intrinsic value of options exercised or converted	$0	$0

Modifications of Stock Options Granted

There were no modifications of stock options previously granted.

Restricted Stock

Under the Omnibus Stock and Incentive Compensation Plan 2006 established by the Board of Directors on September 7, 2006, the Company granted 2,000,000 and 120,000 shares of restricted stock in 2007 and 2006, respectively.  The value of the 2007 restricted stock grant was $0.55 based on the closing price of the Company’s common stock on the date of the grant and vests at a rate of 500,000 shares per year beginning on January 1, 2009.  The value of the 2006 restricted stock grant was $0.57 per share based on the closing price of the Company’s common stock on the date of the grant and vests at a rate of 10,000 shares per month beginning on January 31, 2007.  In accordance with SFAS 123(R), the Company calculated the compensation cost related to the restricted stock based on the stock price on the date of grant and recorded compensation expense over the restriction period.  Unrecorded compensation cost as of December 31, 2007 was approximately $943,000.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)

Notes to Financial Statements

10.	Income Taxes

The approximate tax effects of significant temporary differences representing the deferred tax assets and liabilities at December 31, 2007 were as follows:

Net operating loss carryforwards	$12,500,000
Other	(46,000)
Valuation allowance	(12,454,000)
Net deferred tax asset	$–

The following is a reconciliation of expected to actual income tax benefit:

	Years Ended December 31,
	2007		2006
Federal income tax benefit at 34%		$2,163,000		$2,456,000
Accretion of debt discount		(600,000)		(616,000)
Stock based compensation		(88,000)		(587,000)
Other		(9,000)		(7,000)
Deferred benefit not currently recognized		(1,466,000)		(1,246,000)
	$	−	$	−

As of December 31, 2007, the Company has net operating loss (“NOL”) carryforwards of approximately $37,000,000 which will expire, if unused, beginning in 2019. The valuation allowance increased by approximately $1,475,000 and $1,941,000 for the years ended December 31, 2007 and 2006, respectively.  Section 382 Rule will likely place significant annual limitations on the Company’s ability to use NOL’s in the future.

11.	Commitments and Contingencies

Breach of Settlement Terms of Litigation – The Company settled four matters of litigation by agreeing to scheduled payments.  The Company has not been able to make these payments and the Company is in breach of these agreements.  The other parties have the right to demand immediate payment of these settlements in full totaling about $650,000, but have chosen so far to forbear and receive payments as the Company is able to make them.  Such amounts are included in accrued liabilities at December 31, 2007.  See Note 13 – Subsequent Event.

Leases – The Company has entered into lease agreements for office space, storage space and equipment under noncancelable leases with terms ranging from two to five years.  Certain leases provide for increasing minimum annual rental amounts.  Rent expense is recorded on a straight-line basis over the term of the lease based on us taking possession of the premises.  Total rent expense for the years ended December 31, 2007 and 2006 was $149,469 and $151,669, respectively.  Annual future minimum lease payments under non-cancellable operating leases as of December 31, 2007 are as follows:

Fiscal Year
2008	$198,872
2009	193,224
2010	21,848
Thereafter	0
Total	$413,944

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)

Notes to Financial Statements

12.	Quarterly Financial Data (Unaudited)

The table below sets forth the unaudited operating results by quarter for the years ended December 31, 2006 and 2007.

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,

2006:
Revenues	$13,421	$10,890	$7,150	$(56)
Gross profit	1,927	976	(2,615)	94
Net loss attributable to common shares	(2,996,096)	(1,181,876)	(1,584,415)	(1,949,144)
Basic and diluted loss per share	$(.22)	$(.08)	$(.11)	$(0.13)
2007:
Revenues	$3,030	$3,116	$3,151	$(904)
Gross profit	3,030	3,116	3,151	(904)
Net loss attributable to common shares	(1,691,143)	(1,428,826)	(1,665,296)	(1,677,696)
Basic and diluted loss per share	$(.11)	$(.09)	$(.10)	$(.10)

The sum of the individual quarterly loss per share amounts may not agree with year-to-date loss per share as each period’s computation is based on the weighted average number of shares outstanding during the period.

13.	Subsequent Event

On August 21, 2008, the Company entered into a credit agreement with SLW International, LLC, a Delaware limited liability company (“SLWI”), pursuant to which SLWI  agreed to lend to the Company $800,000 (the “Senior Loan”).  The Senior Loan was made in accordance with, and secured by, a note (the “Senior Note”) and security agreement (the “Senior Security Agreement”) between the Company and SLWI.  This Senior Note was executed in renewal of a promissory note dated May 30, 2008, executed by the Company and payable to the order of Muragai LLC, a Delaware limited liability company and a wholly-owned subsidiary of SLWI (“Muragai”).  The May 30, 2008 note was executed by the Company in renewal of a promissory note dated February 25, 2008, payable to the order of Muragai in the original principal amount of $250,000, which prior promissory notes had been assigned to SLWI by Muragai pursuant to that certain Assignment of Note and Liens dated as of July 30, 2008.  All principal outstanding under the Senior Note pursuant to the renewal, extension and conversion of the prior notes shall bear interest retroactive to the date of initial funding and prior to maturity at a rate equal to the lesser of (i) the maximum, nonusurious rate allowed by law and (ii) fifteen percent (15%) per annum.

At any time, SLWI may elect, upon not less than seventy-five (75) days notice to the Company, at its sole discretion, by written notice to the Company, to convert or exchange all or any part of the amounts outstanding under the Senior Note and any accrued and unpaid interest thereon into the Company’s common stock.  Each $0.04 of the outstanding balance of the Senior Note (the “Conversion Price”) may be converted into or exchanged for one (1) share of the Company’s common stock based on 62,500,000 outstanding shares of the Company’s stock (the “Common Stock”) on a fully diluted basis.  The Conversion Price shall be subject to adjustment from time to time as provided in the Senior Note in order to prevent the dilution of SLWI’s right to acquire shares of Company’s common stock.

REMOTE KNOWLEDGE, INC.
(A Development Stage Enterprise)

Notes to Financial Statements

On August 21, 2008 (the “Closing Date”), the Company also entered into a Credit Agreement (the “Credit Agreement”) made between it and a group of accredited investors represented by Muragai (such group being collectively referred to herein as (“Lenders”), under which Lenders agree to extend credit to the Company in the form of a convertible advancing term loan (the “Junior Loan”) in the principal amount of $4,000,000 (the “Loan Funds”). The Credit Agreement provides for the Loan Funds to be advanced to the Company in increments following requests by the Company, as may be made from time to time, up to the total committed Loan Funds.  The Junior Loan is made in accordance with, and secured by a note (the “Junior Note”) and security agreement (the “Junior Security Agreement”) between the Company and Lenders.

A mandatory prepayment of the advanced Loan Funds may be required by Lenders after the Company has achieved a positive cash flow (as defined according to the terms of the Credit Agreement) for any three consecutive fiscal quarters.   The total principal advanced, and accrued interest thereon, under the Credit Agreement is due and payable August 21, 2013.  Interest accrues on any advanced funds at the rate of twelve percent (12%) per annum or the maximum, nonusurious rate allowed by law, whichever is lesser.  Accrued and unpaid interest must be paid upon the payment or prepayment of any advanced Loan Funds; upon a request by Lenders made after the Company has achieved a positive cash flow for at least one fiscal quarter, in an amount reasonably determined by Lenders; and on the maturity date.

At any time, the Lenders may elect, upon not less than seventy-five (75) days notice to the Company, at its sole discretion, by written notice to the Company, to convert or exchange all or any part of the amounts outstanding under the Junior Loan and any accrued and unpaid interest thereon into the Company’s common stock.  Each $0.04 of the outstanding balance of the Junior Loan (the “Conversion Price”) may be converted into or exchanged for one (1) share of the Company’s common stock based on 62,500,000 outstanding shares of the Company’s stock (the “Common Stock”) on a fully diluted basis.  The Conversion Price shall be subject to adjustment from time to time as provided in the Junior Loan in order to prevent the dilution of the Lenders’ right to acquire shares of Company’s common stock.

In connection with the Credit Agreement, the Company issued to Lenders warrants executable for shares of the Company’s common stock in the aggregate amount of 15,000,000 shares (the “Lender Warrants”).  The Lender Warrants bear an exercise price of $0.04 per share, and are exercisable for a period of ten (10) years from the Closing Date.

As a condition of the Credit Agreement, the Company also entered into settlements with several creditors, including current and former employees, under which outstanding debts of the Company will be exchanged for the issuance of common stock at a price of $0.75 per share.  The Company will issue approximately 16,000,000 shares of common stock related to these settlements.  The various settlements include approximately 5,700,000 shares of common stock related to the extinguishment of outstanding bridge loans in the amount of $2,953,000; approximately 6,900,000 shares of common stock to settle outstanding note payables in the amount of $4,500,000 including accrued interest of approximately $1,000,000; approximately 2,400,000 shares of common stock to settle an additional four debt instruments in the amount of $180,000; approximately 900,000 shares of common stock to resolve various other settlements; approximately 400,000 shares of common stock to settle back pay related to certain current and former employees; and approximately 23,000 shares of common stock to settle outstanding balances owed to legacy expenses related to accounts payable.

In connection with the change of certain executives’ positions within the Company and significant changes in personnel, the Company agreed to cancel all outstanding options. In connection with the financing transaction, the Company agreed to pay to Muragai, an arrangement fee in the amount of $50,000 on the Closing Date.