Form 10-Q
period 2008-06-30
REMOTE KNOWLEDGE INC
filed 2008-10-23
CIK 1059099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number: 333-106247

Remote Knowledge, Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-1664837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

3657 Briarpark Drive, Suite 100, Houston, Texas 77042
(Address of Principal Executive offices)      (Zip Code)

Issuer’s telephone number: (281) 599-4800

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐ No ☒.

As of September 22, 2008, there were 16,800,588 shares of $.01 par value common stock.

Remote Knowledge, Inc.

Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Remote Knowledge, Inc. (the “Company” or “Remote”) completed a financing on August 21, 2008 which will allow the Company to continue operations.  Details of the financing are included in this filing as a subsequent event.  Further reference is made to the Form 10-K for the period ended December 31, 2007, which was filed simultaneous to this filing.  Updated financial information reflecting the financing will be reflected in the 3rd quarter Form 10-Q filing which is planned to be filed in a timely manner by November 19, 2008.  Investors seeking more specific information regarding the August 21, 2008 financing prior to such filing may contact the Company.

Remote Knowledge, Inc.
(A Development Stage Enterprise)
Condensed Balance Sheet

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,688	$1,206
Other receivables	11,089	166,303
Prepaid and other current assets	33,952	42,836
Total current assets	47,729	210,345
Property and equipment, net	119,221	195,414
Other noncurrent assets, net	12,510	11,703
Total assets	$179,460	$417,462
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable — trade	$503,127	$482,142
Accrued expenses	3,835,248	3,316,383
Notes payable-related party, net of discount of $0 and $4,457, respectively	3,258,759	3,258,802
Notes payable	2,711,617	2,122,105
Total current liabilities	10,308,751	9,179,432
Notes payable-related party-long-term, net of discount of $360,111 and $939,894, respectively	3,584,889	3,005,106
Total liabilities	13,893,640	12,184,538

Shareholders’ Deficit:
Preferred stock — series A, $.001 par value; 15,000 shares authorized; 4,274 shares issued and outstanding	4	4
Preferred stock — series B, $.001 par value; 20,000 shares authorized; 6,204 and 6,229 shares issued and outstanding, respectively	6	6
Common stock, $.001 par value; 150,000,000 shares authorized; 16,800,588 and 16,767,254 shares issued and outstanding, respectively	16,801	16,767
Additional paid-in capital	65,348,663	65,052,217
Subscriptions receivable	(45,000)	(45,000)
Accumulated deficit	(10,234,380)	(10,234,380)
Deficit accumulated during development stage	(68,800,274)	(66,556,690)
Total shareholders’ deficit	(13,714,180)	(11,767,076)
Total liabilities and shareholders’ deficit	$179,460	$417,462

The accompanying notes are an integral part of these financial statements.

Index

Remote Knowledge, Inc.
(A Development Stage Enterprise)
Unaudited Condensed Statements of Operations

	Three-Month Periods Ended		Six-Month Periods Ended		Period From January 1, 2001 (Inception of Development Stage)
	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,	to JUNE 30,
	2007	2008	2007	2008	2008
Revenues	$3,116	$(15,445)	$6,146	$(12,329)	$78,628
Cost of Goods Sold	—	—	—	—	76,033
Gross Profit (Loss)	3,116	(15,445)	6,146	(12,329)	2,595

Operating Costs and Expenses:
Advisory services	—	—	—	—	4,169,146
Research and development	171,172	179,926	432,801	384,352	7,429,753
Loss on impairment of assets	—	—	—	—	2,284,164
Professional fees	78,940	74,432	203,949	91,841	3,248,216
Advertising and promotion fees	224	—	2,354	—	1,660,464
General and administrative expenses	659,037	423,667	1,420,775	910,074	22,584,600
Total operating costs and expenses	909,373	678,025	2,059,879	1,386,267	41,376,343
Loss from Operations	(906,257)	(693,470)	(2,053,733)	(1,398,596)	(41,373,748)

Other Expenses(Income):
Interest expense	524,100	311,535	966,803	887,997	9,591,041
Amortization of deferred financing costs	(964)	—	—	—	1,188,432
Interest income	—	—	—	—	(21,919)
Other income	(567)	—	(567)	52	12,750
Other expense	—	—	—	—	(27,420)
Debt forgiveness	—	(43,061)	—	(43,061)	(1,761,228)
Total other expenses	522,569	268,474	966,236	844,988	8,981,656
Net Loss	$(1,428,826)	$(961,944)	$(3,019,969)	$(2,243,584)	$(50,355,404)

Effective Dividend from Series A Preferred Stock	—	—	—	—	(5,554,000)
Warrants Issued Series A Preferred Stock	—	—	—	—	(1,291,912)
Effective Dividend from Series B Preferred Stock	—	—	(100,000)	—	(11,598,958)
Net Loss Attributable to Common Shares	$(1,428,826)	$(961,944)	$(3,119,969)	$(2,243,584)	$(68,800,274)
Net Loss Per Share:
Basic and Diluted	$(.09)	$(.06)	$(.20)	$(.13)	$(7.57)
Number of Shares Used in Calculating Net Loss Per Share:
Basic and Diluted	15,876,158	16,791,699	15,612,780	16,779,476	9,083,133

The accompanying notes are an integral part of these financial statements.

Index

Remote Knowledge, Inc.
(A Development Stage Enterprise)
Condensed Statements of Cash Flows
Unaudited

	Six-Month Periods Ended June 30		Period From January 1, 2001 (Inception of Development Stage)
	2007	2008	JUNE 30, 2008
Cash Flows From Operating Activities:
Net loss	$(3,019,971)	$(2,243,584)	$(50,355,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount and discount related to beneficial conversion of convertible debt	829,007	584,240	7,291,042
Depreciation	109,337	83,276	1,229,087
Loss on impairment of fixed assets	—	—	1,564,282
Amortization of deferred financing costs	662	—	1,188,432
Equity issued for services and interest	121,193	296,480	10,537,404
Provision for loss on inventory	—	—	758,918
Debt forgiveness	—	(30,731)	(1,748,898)
Charge off of receivables	—	—	446,414
Changes in assets and liabilities:
Accounts receivable	660	—	—
Inventory	—	—	(836,393)
Other receivables	(128,934)	155,214	(11,089)
Prepaid and other current assets	(8,298)	8,884	(1,456)
Other noncurrent assets	(49,204)	(807)	(12,510)
Accounts payable – trade	161,109	20,985	1,394,439
Accrued expenses	175,305	518,865	3,155,122
Related party payable	—	—	399,259
Net cash used in operating activities	(1,809,134)	(607,178)	(25,001,351)
Cash Flows From Investing Activities:
Additions of fixed assets	(21,676)	(7,083)	(1,041,062)
Related party receivable	—	—	(300,000)
Net cash used in investing activities	(21,676)	(7,083)	(1,341,062)
Cash Flows From Financing Activities:
Payments of notes payable	(35,836)	(65,895)	(3,521,194)
Capital contributions	—	—	27,900
Proceeds from notes payable	—	536,138	2,036,138
Proceeds from short term notes payable	850,000	150,000	4,785,000
Proceeds from sale of common stock	—	---	903,800
Proceeds from other notes payable	42,907	---	3,477,910
Net proceeds from sale of mandatory redeemable preferred stock	—	---	5,040,033
Net proceeds from sale of series B preferred stock	—	---	7,114,073
Payment of advance from related party	—	(4,500)	---
Proceeds from related party notes payable	465,000	---	6,448,333
Net cash provided by financing activities	1,322,071	615,743	26,311,993
Net Change in Cash and Cash Equivalents	(508,739)	1,482	(30,420)
Cash and Cash Equivalents, beginning of period	519,583	1,206	33,108
Cash and Cash Equivalents, end of period	$10,844	$2,688	$2,688

The accompanying notes are an integral part of these financial statements.

Index

Remote Knowledge, Inc.
(A Development Stage Enterprise)
Condensed Statements of Cash Flows (continued)
Unaudited

	Six-Month Periods Ended june 30			Period From January 1, 2001 (Inception of Development Stage)
	2007	2008		JUNE 30, 2008
Non-Cash Transactions:
Issuance of common stock for related party debt	$—		$—	$888,832
Issuance of common stock for debt	$—		$—	$1,157,114
Issuance of common stock for assets	$—		$—	$8,000
Conversion of accounts payable to notes payable	$—		$—	$766,484
Conversion of notes payable and other debt to equity	$100,000		$—	$4,301,000
Contribution of capital by shareholders for financing costs	$—		$—	$1,188,432
Issuance of common stock (86,710 and 1,694,179 shares, respectively) upon conversion of Series A preferred stock	$86		$—	$1,693
Issuance of common stock ( 300,002 shares;33,334 shares; and 7,267,338 shares, respectively) upon conversion of Series B preferred stock	$300		$34	$7,268
Issuance of common stock upon conversion of mandatory redeemable preferred stock classified as debt	$—		$—	$20,000
Reclassification of mandatorily redeemable preferred stock to equity	$—		$—	$5,534,000
Discount related to beneficial conversion of mandatory redeemable Series A preferred stock	$—		$—	$5,554,000
Warrants issued for release of redemption provision of Series A preferred stock	$—		$—	$1,291,912
Discount related to beneficial conversion of Series B preferred stock and warrants	$100,000	$		$11,598,958
Reclassification of demo units from inventory to property and equipment	$—		$—	$77,475
Discount related to notes payable	$363,750		$—	$5,689,347
Conversion of notes payable into convertible debt	$—		$—	$375,000
Conversion of accrued expenses into note payable	$—		$—	$87,028
Issuance of common stock (713,333 shares and 893,336 shares, respectively) as interest on bridge loans	$714		$—	$894
Issuance of common stock (180,557 shares) as default interest on bridge loans	$—		$—	$180
Issuance of common stock (60,000 shares; 0 shares; and 120,000 shares, respectively) associated with restricted stock grant	$60		$—	$120
Total noncash transactions	$564,910		$986	$38,547,737
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$4,407		$—	$383,122

The accompanying notes are an integral part of these financial statements.

Index

Remote Knowledge, Inc.
(A Development Stage Enterprise)
Notes to the Financial Statements
June 30, 2008
(Unaudited)

Note 1 — Basis of Presentation

The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements and notes should be read in conjunction with financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly, in all material respects, the financial position of the Company, as of June 30, 2008, and the results of its operations and cash flows for the period then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

Note 2 — Significant Accounting Policies

Share-Based Compensation – Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123(R) “Share-Based Payment-Revised 2004” (“SFAS 123(R)”).  The stock compensation expense for the quarter and six month period ended June 30, 2008 amounted to $152,135 and $144,346, respectively.  For the quarter and six month period ended June 30, 2008 this expense reduced basic and diluted loss per share by less than $0.01 and $0.01, respectively, compared to reported basic and diluted loss per share of $0.06 and $0.13, respectively. The stock compensation expense for the quarter and six month period ended June 30, 2007 amounted to $39,171 and $91,218, respectively.  For the quarter and six month period ended June 30, 2007 this expense reduced basic and diluted loss per share by less than $0.01 and $0.01, respectively, compared to reported basic and diluted loss per share of $0.09 and $0.20, respectively. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending June 30, 2008 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending June 30, 2008 for the expected option term. The expected option term was calculated using the “simplified” method permitted by SAB 107.

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

Note 3 — Notes Payable

From January 1, 2008 through June 30, 2008, the Company received $686,138 in cash from non-affiliated parties.  These funds were part of the $800,000 funding closed on August 21, 2008.   See Note 6 – Subsequent Event for more information.

Note 4 — Net Loss Per Share

Loss per share (LPS) is computed by dividing the net loss for the period attributable to common shares by the weighted-average number of common shares outstanding for the period. Diluted LPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding for the period.  For the three and six-month periods ended June 30, 2007, and 2008, respectively, common stock equivalents have been excluded from the calculation of weighted-average shares for purposes of calculating diluted loss per share, as such inclusion was anti-dilutive.

Index

note 5 — Quarterly Financial Data (Unaudited)

The table below sets forth the unaudited operating results by quarter for the periods ended March 31, 2007 and 2008 and June 30, 2007 and 2008.

	Three Months Ended
	March 31,	June 30,
2007:
Revenues	$3,030	$3,116
Gross profit	3,030	3,116
Net loss attributable to common shares	(1,591,143)	(1,428,826)
Basic and diluted loss per share	$(.11)	$(.09)
2008:
Revenues	$3,116	$(15,445)
Gross profit	3,116	(15,445)
Net loss attributable to common shares	(1,281,640)	(961,944)
Basic and diluted loss per share	$(.07)	$(.06)

The sum of the individual quarterly loss per share amounts may not agree with year-to-date loss per share as each period’s computation is based on the weighted average number of shares outstanding during the period.

Note 6 — Subsequent Event

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

Index

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

In connection with the change of certain executives' positions within the Company and significant changes in personnel, the Company agreed to cancel all outstanding options.  In connection with the financing transaction, the Company agreed to pay to Muragai, an arrangement fee in the amount of $50,000 on the Closing Date.

Index

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes, and the other financial information included in this quarterly report, and in our Annual Report on Form 10-KSB for the year ended December 31, 2007. In addition to the discussion provided herein, further analysis of annual financial statements can be found in, and investors should review, our Annual Report on Form 10-KSB for the year ended December 31, 2007.  With respect to this discussion, the terms “Remote Knowledge,” “Company”, “we,” “us,” and “our” refer to Remote Knowledge, Inc.

Risk Factors

For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to the section entitled, “Risk Factors” in our 2007 Form 10-KSB.

Forward-Looking Statements

Except for historical information contained herein, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not statements of historical fact may be deemed to be forward-looking statements. Such statements reflect the current views and assumptions of the Company and are not guarantees of future performance. These statements are subject to various risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors described in this Form 10-Q. The Company expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statement to reflect any changes in expectations, or any change in events or circumstances on which those statements are based, unless otherwise required by law.

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

Index

The cautionary statements contained or referred to in this report should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf.

Description of Business and Plan of Operation

Remote Knowledge, Inc., a Houston, Texas based company, develops, delivers and supports proprietary communications and data-management products.  Our platform development strategy proposes combining our proprietary technologies (hardware design, embedded firmware, software and ongoing software applications) with off-the-shelf communications services to create a product platform with the ability to provide high-speed internet, voice, e-mail, text messaging, and entertainment and content applications. In addition, our solutions will allow for two-way data transfer as well as customized remote monitoring and control of vessels shipboard systems. The initial result of this strategy has been the creation of our high speed communication platform which we call “GEO Mobile”.

In the near term, we plan to focus efforts on completing development of our product and service offerings and preparing our GEO Mobile technology for market introduction. We expect that our GEO Mobile platform will be available for purchase by leisure boat consumers in the second quarter of 2009.

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

Index

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

Index

Liquidity and Capital Resources

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

Our auditors included an explanatory paragraph in their opinion on our financial statements for the year ended December 31, 2007 to state that our losses, working capital deficit and shareholders’ deficit at December 31, 2007 raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon receiving the additional capital and achieving profitable operations through the manufacture and sale of our product. We cannot assure you that we will be able to obtain additional capital or that sales of our product will generate significant profits.

As of June 30, 2008, we had a cash balance of $2,688 and negative working capital of $10,261,022.  We maintained minimal operations during the first eight months of 2008, until we received the additional funds discussed in “Recent Financing” above.  Our projected cash “burn rate” is approximately $250,000 per month. Before we experience significant revenue, if at all, we expect to need about $7 million of additional cash.  From January 1, 2008 through June 30, 2008, we have expended approximately $600,000.

Results of Operations

We have had minimal revenues to date, and our expenses have consisted primarily of research and development, sales and marketing and general and administrative expenses, resulting in an operating loss since January 1, 2001 as a development stage company through June 30, 2008 of $41,373,748.

Research and development costs have been expensed as incurred. Research and development costs did not change significantly for the three month period June 30, 2008 compared to the same period in 2007.  For the six month period ended June 30, 2008 as compared with the same period in 2007, decreased $48,449, due to the of reduction of personnel as result of lack of capital resources.  In the last half of 2007 and early 2008 we had a reduction of 3 employees in the research and development department.

Professional fees did not change significantly for the three month period June 30, 2008 compared to the same period in 2007.  For the six month period ended June 30, 2008 as compared to the same period in 2007, professional fees decreased $112,108 to $91,841,. This reduction is primarily the result of a decrease in expenses associated with public company reporting, as we did not complete the 2007 audit and quarterly filings until the fourth quarter of 2008.

General and administrative expenses for the three months ended June 30, 2008 as compared to the same period in 2007 decreased $235,370 to $423,669. The decrease is mainly attributable to a decrease in personnel and public company costs.  For the six months ended June 30, 2008 as compared to the same period in 2007, general and administrative expenses decreased $510,701 from $1,420,775 to $910,074.   The reduction consists of an approximate $450,000 decrease related to payroll and related expenses; an approximate $70,000 reduction in travel expenses; an approximate $50,000 reduction in insurance expenses; an approximate $60,000 reduction related to public company costs; and approximate $80,000 of other reductions offset by an approximate $200,000 increase in stock-based compensation expense.

Interest expense for the three months and the six months ended June 30 2008 decreased $212,565 and $78,806, respectively, as compared to the same period in 2007.  The decrease primarily reflects the debt discount associated with the common stock issued with short term funding.

Debt forgiveness income was $43,061 for the three and six month periods ended June 30, 2008 as compared to no such income for the same periods in 2007 as we wrote off old accounts payable amounts and settled various outstanding amounts in 2008.

Index

Contractual Commitments

There have been no material changes to the Company’s contractual commitments during the second quarter. Please see Note 6 to the accompanying financial statements for more information concerning the Company’s new financing arrangement completed in August 2008. Refer to the Company’s Annual Report on Form 10-KSB for December 31, 2007 for a complete discussion of its lease obligations. Except for the commitments arising from its operating leases arrangements, as of June 30, 2008, the Company did not have any off-balance sheet arrangements that are reasonably likely to have a material effect on our financial statements.

Item 4T. Controls and Procedures.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As noted below, we concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this report, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. We believe that we will have effective internal controls to meet this requirement prior to the filing of our annual report for the year ended December 31, 2008.

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

Management concluded that its internal controls over financial reporting were not effective in 2007 due to a lack of qualified accounting and financial reporting personnel. This material weakness continued to exist to the date of this filing. The Company has engaged outside consultants to address this material weakness and to further enhance and improve its internal control environment. The Company expects to have effective controls in place by the end of 2008.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the first six months of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On March 31, 2008, our Chief Financial Officer resigned from the Company.  Because of significant capital constraints, we have not hired a replacement.

Index

PART II — OTHER INFORMATION

Item 1. Legal Proceedings — None

On October 22, 2003, we settled litigation with our former chief executive officer, Dan Goodhall. The settlement resulted in all litigation being dismissed with prejudice relating to the Harris County, Texas Judicial District Case No. 202-09577. The settlement required that commencing on December 15, 2003; we must repurchase the 125,000 shares of stock issued to Mr. Goodhall during the term of his employment, including payments for estimated tax liability for a combined total of $498,500, which payments were to be made periodically until September 15, 2004. We were unable to meet payment obligations and on several occasions the settlement terms were revised, which permitted Mr. Goodhall to retain his common shares. As of December 31, 2007, the unpaid amount was $95,731 in the form of a note payable due March, 2007.  This liability was settled as part of the August 2008 funding agreement.

On October 27, 2003, Lockheed Martin, Inc. filed suit in the 55th Judicial District in Harris County, Texas to collect on a promissory note issued by us to Lockheed Martin in the principal amount of $480,484 plus interest for a total due through August 31, 2003 of $502,542. This promissory note is secured by a lien against all of the computer equipment purchased from Lockheed under our Engineering and Development Agreement with Lockheed Martin. Lockheed Martin owns all of the technology developed by them until this note is paid in full. On June 30, 2004, the parties agreed to settle the litigation with us paying $12,500 of the accrued interest, and Lockheed Martin agreeing to extend the note with 6% interest until June 30, 2005. At that date, the note was extended with a monthly payment schedule which was not always met. Subsequently, the note has been extended several times and is currently due June 30, 2007. The balance on the note at December 31, 2007 was $380,068. The lien on the computer equipment has been released as this liability was settled as part of the August 2008 funding agreement.

On October 12, 2004, Oracle Corporation filed suit in Superior Court of California, County of Santa Clara, seeking $270,475 for payment of software allegedly delivered to us in August of 2002. We filed a defense stating we had never received the software. The litigation was settled on March 21, 2005 by our agreeing to make 24 monthly payments of $9,000 each. We have not always made these payments timely and are currently in arrears. The balance outstanding under the settlement at December 31, 2007 was $117,475.  This liability was settled as part of the August 2008 funding agreement.

Item 1A.  Risk Factors.

There are no material changes to the risk factors discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2007, during the first six months of 2008 and investors are encouraged to review those risk factors in detail before making any investment in the Company’s securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No sales of equity securities were completed during the first six months of 2008.  Please see Note 5 – Subsequent Event for details of the recent financing and related securities sold in connection with the same..

Item 3. Default Upon Senior Securities.

During the reporting period, the Company defaulted on issuance of equity shares distributable as default interest on outstanding bridge loans.  The Company was to distribute 676,668 common shares valued at $146,611 as default interest for unpaid principal on outstanding obligations totaling$2,045,000.  By settlement, default interest stopped accruing as of April 11, 2008.  Unpaid principal and default interest were settled in connection with the Company’s recent financing described herein.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information

On August 21, 2008, the following Company Directors tendered their resignation: D. Henry Houston and William H. Moody.  Mr Houston had previously resigned as the Company’s Chief Financial Officer on March 31, 2008. On August 21, 2008, Mr. Farid Nagji, Mr. Ricardo A. Gijon, and Mr. L. Byron Way were elected to the board of directors, filling existing vacancies.  Subsequently, the following Company directors tendered their resignation: Randy Bayne; Richard C. Webb; and Steve Phelps.

Index

In connection with the change of certain executives’ positions within the Company, the Company agreed to grant restricted shares of the Company’s common stock under the Company’s Omnibus Stock Incentive Compensation Plan 2006 to the persons, and in the amounts, as follows:

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
Ricardo A. Gijon - 350,000 shares of common stock at the purchase price of $0.04 per share.
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

Timely Filing of Reports on Form 10-Q and Form 10-K to the Securities and Exchange Commission

Prior to the filing of this Form 10-Q (and the Form 10-K for the year ended December 31, 2007 that was filed simultaneous to this filing), the Company had not filed its financial reports with the Securities and  Exchange Commission since the report for the quarterly period ended June 30, 2007.  This filing and the Form 10-K filing were filed to provide updated financial information through June 30, 2008.  Because the Company did not file a Form 10-Q for the period ended March 31, 2008, it has provided quarterly information in Footnote 5 – Quarterly Financial Data (Unaudited).  The Company expects  to file its Form 10-Q for the quarterly period ended September 30, 2008 on or before November 19, 2008.

Index

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
4.7
Form of Warrant issued in connection with Issuance of Series B Preferred Stock on March 30, 2004 Designation (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 5, 2004 (File No. 333-106247))

10.2
Senior Convertible Note Dated August 21, 2008 between the Company and SLW International, LLC (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on August 27, 2008 (File No. 333-106427))

31.1A	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002 *
31.1B	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith

Note:  All documents associated with the recent financing completed on August 21, 2008 have not been filed as Exhibits to this filing.  Such documents will be filed as Exhibits with the quarterly filing for the period ended September 30, 2008.  Information regarding these activities can be obtained by contacting the Company.

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Remote Knowledge, Inc.

	By:	/s/ Randy S. Bayne
Randy S. Bayne
Former Chief Executive Officer

Date: October 21, 2008	By:	/s/ C. Gregory Peters
C. Gregory Peters
Chief Executive Officer

Note

SEC instructions to Form 10-Q require the signature of the registrant's Principal Financial Officer or Principal Accounting Officer.  Registrant does not have a Principal Financial Officer or Principal Accounting Officer at this time and there is no other person performing similar functions.  Registrant's Controller is not performing such functions and has declined to sign this Form 10-Q.  The Chairman of the Audit Committee has discussed this matter with the Controller and has been informed that the decision not to sign was based on the Controller's belief that such responsibility was beyond the historical scope of his duties and was not based on any known misstatements or deficiencies in the filing.