Form 10-Q
period 2008-09-30
REMOTE KNOWLEDGE INC
filed 2008-11-19
CIK 1059099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐ No ☒.

As of November 1, 2008, there were 29,664,467 shares of $.001 par value common stock.

Remote Knowledge, Inc.

Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Remote Knowledge, Inc.
(A Development Stage Enterprise)
Condensed Balance Sheet

	September 30, 2008	December 31, 2007
	(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$744,711	$1,206
Other receivables	11,089	166,303
Prepaid and other current assets	394,745	42,836
Total current assets	1,150,545	210,345
Property and equipment, net	93,916	195,414
Deferred financing costs, net	275,825	-
Other noncurrent assets	12,510	11,703
Total assets	$1,532,796	$417,462
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable — trade	$372,807	$482,142
Accrued expenses	3,761,558	3,316,383
Notes payable-related party, net of discount of $0 and $4,457, respectively	3,258,759	3,258,802
Notes payable	1,575,000	2,122,105
Derivative liability	1,472,122	-
Total current liabilities	10,440,246	9,179,432
Notes payable-related party, net of discount of $2,461,854 and $939,894, respectively	4,554,349	3,005,106
Total liabilities	14,994,595	12,184,538

Shareholders’ Deficit:
Preferred stock — series A, $.001 par value; 15,000 shares authorized; 4,274 shares issued and outstanding	4	4
Preferred stock — series B, $.001 par value; 20,000 shares authorized; 6,204 and 6,229 shares issued and outstanding, respectively	6	6
Common stock, $.001 par value; 150,000,000 shares authorized; 16,800,588 and 16,767,254 shares issued and outstanding, respectively	16,801	16,767
Additional paid-in capital	67,652,713	65,052,217
Subscriptions receivable	(45,000)	(45,000)
Accumulated deficit	(10,234,380)	(10,234,380)
Deficit accumulated during development stage	(70,851,943)	(66,556,690)
Total shareholders’ deficit	(13,461,799)	(11,767,076)
Total liabilities and shareholders’ deficit	$1,532,796	$417,462

The accompanying notes are an integral part of these financial statements.

Index

remote knowledge, inc.
(a development stage enterprise)
Unaudited Condensed Statements of Operations

	Three-Month Periods Ended		Nine-Month Periods Ended		Period from January 1, 2001 (Inception of Dvelopments stage)
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2007	2008	2007	2008	2008
Revenues	$3,151	$(62,500)	$9,297	$(74,829)	$16,128
Cost of Goods Sold	—	---	—		76,033
Gross Profit (Loss)	3,151	(62,500)	9,297	(74,829)	(59,905)
Operating Costs and Expenses:
Advisory services	—	—	—	—	4,169,146
Research and development	204,412	176,253	637,213	560,605	7,606,006
Loss on impairment of assets	—	—	—	—	2,284,164
Professional fees	25,747	175,905	229,696	267,746	3,424,121
Advertising and promotion fees	—	---	2,354	—	1,660,464
General and administrative expenses	729,880	431,012	2,150,655	1,341,086	23,015,614
Total operating costs and expenses	960,039	783,170	3,019,918	2,169,437	42,159,515
Loss from Operations	(956,888)	(845,670)	(3,010,621)	(2,244,266)	(42,219,420)
Other Expense (Income):
Interest expense	709,035	171,169	1,675,838	1,059,166	9,762,210
Amortization of deferred financing costs	—	4,675	—	4,675	1,193,107
Change in fair value of derivative liability	—	1,472,122	—	1,472,122	1,472,122
Interest income	—	—	—	—	(27,420)
Other income	—		(567)	—	(21,919)
Other expense	—	—	—	52	12,750
Debt forgiveness	(627)	(441,969)	(627)	(485,030)	(2,203,197)
Total other expense (income)	708,408	1,205,997	1,674,644	2,050,985	10,187,653
Net Loss	(1,665,296)	(2,051,667)	(4,685,265)	(4,295,251)	(52,407,073)

Effective Dividend from Series A Preferred Stock	—	—	—	—	(5,554,000)
Warrants Issued Series A Preferred Stock	—	—	—	—	(1,291,912)
Effective Dividend from Series B Preferred Stock	—	—	(100,000)	—	(11,598,958)
Net Loss Attributable to Common Shares	$(1,665,296)	$(2,051,667)	$(4,785,265)	$(4,295,251)	$(70,851,943)
Net Loss Per Share:
Basic and Diluted	$(.10)	$(.12)	$(.30)	$(.26)	$(7.59)
Number of Shares Used in Calculating Net Loss Per Share:
Basic and Diluted	16,428,868	16,800,588	15,887,773	16,786,546	9,334,108

The accompanying notes are an integral part of these financial statements.

Index

remote knowledge, inc.
(a development stage enterprise)
Unaudited Condensed Statements of Cash Flows

	NINE-MONTH PERIODS ENDED		Period From January 1, 2001 (inception of development stage) to
	September 30,	September 30,	September 30,
	2007	2008	2008
Cash Flows From Operating Activities:
Net loss	$(4,685,265)	$(4,295,251)	$(52,407,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount and discount related to beneficial conversion of convertible debt	1,351,053	700,588	7,407,390
Depreciation	163,970	129,044	1,274,855
Loss on impairment of fixed assets	—	—	1,564,282
Amortization of deferred financing costs	2,070	4,675	1,193,107
Equity issued for services and interest	328,394	382,439	10,623,363
Provision for loss on inventory	—	—	758,918
Debt forgiveness	—	(361,561)	(2,079,728)
Change in fair value of derivative liability	—	1,472,122	1,472,122
Charge off of receivables	—	—	446,414
Changes in assets and liabilities:
Accounts receivable	660	—	—
Inventory	—	(45,000)	(881,393)
Other receivables	(166,303)	155,214	(11,089)
Prepaid and other current assets	88	(306,909)	(317,249)
Other noncurrent assets	(51,948)	(807)	(12,510)
Accounts payable – trade	221,329	(109,335)	1,264,119
Accrued expenses	345,723	472,614	3,058,700
Deferred revenue	53,322	(27,441)	22,730
Related party payable	—	—	399,259
Net cash used in operating activities	(2,436,907)	(1,829,608)	(26,223,781)
Cash Flows From Investing Activities:
Additions of fixed assets	(22,256)	(27,546)	(1,061,525)
Related party receivable	—	—	(300,000)
Net cash used in investing activities	(22,256)	(27,546)	(1,361,525)
Cash Flows From Financing Activities:
Payments of notes payable	(43,756)	(185,544)	(3,640,843)
Capital contributions	—	—	27,900
Payments of deferred financing costs	—	(280,500)	(280,500)
Proceeds from notes payable	—	3,071,203	4,571,203
Proceeds from short term note payable	950,000	—	4,635,000
Proceeds from sale of common stock	—	—	903,800
Proceeds from other notes payable	124,208	—	3,477,910
Net proceeds from sale of mandatory redeemable preferred stock	—	—	5,040,033
Net proceeds from sale of series B preferred stock with warrants	—		7,114,073
Payment of advance from related party	4,500	(4,500)	—
Proceeds from related party note payable	905,000	—	6,448,333
Net cash provided by financing activities	1,939,952	2,600,659	28,296,909
Net Change in Cash and Cash Equivalents	(519,211)	743,505	711,603
Cash and Cash Equivalents, beginning of period	519,583	1,206	33,108
Cash and Cash Equivalents, end of period	$372	$744,711	$744,711

(Continued)

The accompanying notes are an integral part of these financial statements.

Index

remote knowledge, inc.
(a development stage enterprise)
Unaudited Condensed Statements of Cash Flows (continued)

	NINE-MONTH PERIODS ENDED		Period From January 1, 2001 (inception of development stage) to
	September 30,	September 30,	September 30,
	2007	2008	2008
Non-Cash Transactions:
Issuance of common stock for related party debt	$—	$—	$888,832
Issuance of common stock for debt	$—	$—	$1,157,114
Issuance of common stock for assets	$—	$—	$8,000
Conversion of accounts payable to notes payable	$—	$—	$766,484
Conversion of notes payable and other debt to equity	$100,000	$—	$4,301,000
Contribution of capital by shareholders for financing costs	$—	$—	$1,188,432
Issuance of common stock (86,710 shares; 0 shares; and 1,694,179 shares, respectively) upon conversion of Series A preferred stock	$86	$—	$1,693
Issuance of common stock (466,670 shares; 33,334 shares; and 7,267,338 shares, respectively) upon conversion of Series B preferred stock	$467	$34	$7,268
Issuance of common stock upon conversion of mandatorily redeemable preferred stock classified as debt	$—	$—	$20,000
Reclassification of mandatory redeemable preferred stock to equity	$—	$—	$5,534,000
Discount related to beneficial conversion of mandatory redeemable Series A preferred stock	$—	$—	$5,554,000
Warrants issued for release of redemption provision of Series A preferred stock	$—	$—	$1,291,912
Discount related to beneficial conversion of Series B preferred stock and warrants	$100,000	$	$11,598,958
Reclassification of demo units from inventory to property and equipment	$—	$—	$77,475
Discount related to notes payable	$471,085	$2,218,091	$7,907,438
Conversion of notes payable into convertible debt	$—	$—	$375,000
Conversion of accrued expenses into notes payable	$—	$—	$87,028
Issuance of common stock (1,073,893 shares; 0 shares; and 1,073,893 shares, respectively) as interest on bridge loans	$1,074	$—	$1,074
Issuance of common stock (90,000 shares; 0 shares; and 90,000 shares, respectively) associated with restricted stock grant	$90	$—	$90
Total noncash transactions	$672,802	$2,218,125	$40,765,798
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$22,495	$—	$408,748

The accompanying notes are an integral part of these financial statements.

Index

Note 1 — Basis of Presentation

The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements and notes should be read in conjunction with financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly, in all material respects, the financial position of the Company, as of September 30, 2008, and the results of its operations and cash flows for the three months and nine months then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

Note 2 — Significant Accounting Policies

Share-Based Compensation – Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123(R) “Share-Based Payment-Revised 2004” (“SFAS 123(R)”).  The stock compensation expense for the quarter and nine month period ended September 30, 2008 amounted to 85,958 and 382,439, respectively.  For the quarter and nine month period ended September 30, 2008 this expense increased basic and diluted loss per share by less than $0.01 and $0.02, respectively, compared to reported basic and diluted loss per share of $0.12 and $0.26, respectively. The stock compensation expense for the quarter and nine month period ended September 30, 2007 amounted to $103,706 and $194,924, respectively.  For the quarter and nine month period ended September 30, 2007 this expense increased basic and diluted loss per share by less than $0.01 and $0.01, respectively, compared to reported basic and diluted loss per share of $0.10 and $0.30, respectively. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending on the grant date equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending on the grant date for the expected option term. The expected option term was calculated using the “simplified” method permitted by SAB 107.

The Company has never had any exercise of stock options. SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R). As a result of the Company’s net operating losses, the excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the Company’s net operating loss carry forwards. Accordingly, because the Company is not able to realize these excess tax benefits, such benefits will not be recognized in the condensed statements of cash flow until such time as benefits can be used.

Derivative Liabilities – Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) established financial accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. These derivatives, including embedded derivatives in our structured borrowings, are separately valued and accounted for on our balance sheet. Fair values for exchange-traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates. The pricing model we use for determining fair values of our derivatives is the Lattice Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, exchange rates and option volatilities. Selection of these inputs involves management’s judgment and may impact results of our operations.

In September 2000, the Emerging Issues Task Force issued EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"), which requires freestanding contracts that are settled in a company's own stock, including warrants to purchase common stock, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, in December 2005, we determined that our outstanding warrants to purchase our common stock and the embedded conversion feature of convertible debt are not required to be separately accounted for as liabilities.

Index

As of September 30, 2008, we have determined that we do not have sufficient authorized and unissued shares to settle certain Company obligations to issue shares pursuant to outstanding warrants or restricted stock grants, as default interest, and other outstanding debt.  Such commitments are more fully described in Note 5. The contracts representing the excess shares required for distribution must be reclassified and treated as derivative liabilities. The Company utilizes a sequencing method under which the earliest issued instruments are reclassified as derivative liabilities.

We use the sequencing method to identify the warrants requiring reclassification as derivatives. Then we use a lattice valuation model to value the warrants which were reclassified as derivatives under the sequencing method. As a result, we report the value of these derivatives as current liabilities on our balance sheet and we report changes in the value of these derivatives as non-operating gains or losses in our statement of operations. The value of derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in our statement of operations and resulting adjustments to the associated liability amounts reflected on our balance sheet) on a quarterly basis.

Our Form 10-Q for the period ending June 30, 2008, included a pro forma capitalization table projecting our equity following issuance of all shares which could be required as a result of the August 21, 2008 financing.  As a result of the foregoing reclassification of excess shares as derivative liabilities, we have not included a similar pro forma calculation in this 3rd Quarter 10-Q. We advise investors that the pro forma capitalization table included in the Form 10-Q for the 2nd Quarter 2008 may be incomplete and/or inaccurate in light of the foregoing. As a condition of the credit agreement executed in connection with the August 21, 2008 financing, the holders of no less than 51% of the outstanding shares of the Company entered into a voting agreement which, among other things, commits such shareholders to vote to amend the Articles of Incorporation to authorize additional shares at such time as the Company calls for a vote on such an amendment.  We will disclose additional information regarding our capitalization as data becomes available and appropriate calculations are completed, including any action to increase the authorized capital of the Company.

Note 3 — Notes Payable

From January 1, 2008 through September 30, 2008, the Company received $3,071,203 in cash from affiliated parties.  These funds were part of the funding closed on August 21, 2008.  The outstanding principal and interest on these notes are convertible to common shares according to their terms.   See Note 5 – “Recent Financing” for more information.

Note 4 — Net Loss Per Common Share

Net loss per share (LPS) is computed by dividing the net loss for the period attributable to common shares by the weighted-average number of common shares outstanding for the period. Diluted LPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding for the period.  For the three and nine month periods ended September 30, 2007, and 2008, respectively, common stock equivalents have been excluded from the calculation of weighted-average shares for purposes of calculating diluted loss per share, as such inclusion was anti-dilutive.

Note 5 — Recent Financing

Senior Loan

On August 21, 2008 (the “Closing Date”), we entered into a credit agreement with SLW International, LLC, a Delaware limited liability company (“SLWI”), pursuant to which SLWI agreed to lend to us $800,000 (the “Senior Loan”).  The Senior Loan was made in accordance with, and secured by, a note (the “Senior Note”) and security agreement (the “Senior Security Agreement”) between us and SLWI.  This Senior Note was executed in renewal of a promissory note dated May 30, 2008, executed by us and payable to the order of Muragai LLC, a Delaware limited liability company and a wholly-owned subsidiary of SLWI (“Muragai”).  The May 30, 2008 note was executed by us in renewal of a promissory note dated February 25, 2008, payable to the order of Muragai in the original principal amount of $250,000, which prior promissory notes had been assigned to SLWI by Muragai pursuant to that certain Assignment of Note and Liens dated as of July 30, 2008.  The funds from the Senior Loan were used to refinance the initial principal and additional amounts loaned by Muragai to us.  All principal outstanding under the Senior Note pursuant to the renewal, extension and conversion of the prior notes bears interest retroactive to the date of initial funding and prior to maturity at a rate equal to the lesser of (i) the maximum, nonusurious rate allowed by law and (ii) fifteen percent (15%) per annum.  As of September 30, 2008, the entire $800,000 had been received by us.

Index

A mandatory prepayment of the advanced Loan Funds may be required by Lenders after we have achieved a positive cash flow from operations for any three consecutive fiscal quarters.   The total principal advanced, and accrued interest thereon, is due and payable August 21, 2013. Accrued and unpaid interest must be paid upon the payment or prepayment of any advanced Loan Funds; upon a request by Lenders made after we have achieved a positive cash flow for at least one fiscal quarter, in an amount reasonably determined by Lenders; and/or on the maturity date.

Junior Loan

On August 21, 2008 we also entered into a credit agreement (the “Credit Agreement”) made between us and a group of accredited investors represented by Muragai (such group being collectively referred to herein as (“Lenders”), under which Lenders made a commitment to extend credit to us in the form of a convertible advancing term loan (the “Junior Loan”) in the total commitment amount of $4,000,000 (the “Loan Funds”). The Credit Agreement provides for the Loan Funds to be advanced to us in increments following requests by us, as may be made from time to time, up to the total committed Loan Funds.  The Junior Loan is made in accordance with, and secured by a note (the “Junior Note”) and security agreement (the “Junior Security Agreement”) between us and Lenders.  In connection with the financing transaction, we agreed to pay to Muragai an arrangement fee in the amount of $50,000 on the Closing Date.  As of September 30, 2008, a total of $2,271,203 of the total principal amount of $4,000,000 had been funded.

A mandatory prepayment of the advanced Loan Funds may be required by Lenders after we have achieved a positive cash flow for any three consecutive fiscal quarters.   The total principal advanced, and accrued interest thereon, is due and payable August 21, 2013.  Interest accrues on any advanced funds at the rate of twelve percent (12%) per annum or the maximum, nonusurious rate allowed by law, whichever is lesser.  Accrued and unpaid interest must be paid upon the payment or prepayment of any advanced Loan Funds; upon a request by Lenders made after we have achieved a positive cash flow for at least one fiscal quarter, in an amount reasonably determined by Lenders; and on the maturity date.

Convertible Feature of Senior Loan and Junior Loan

At any time, SLWI or the Lenders may elect, upon not less than seventy-five (75) days notice to the Company, at their sole discretion, by written notice to the Company, to convert or exchange all or any part of the amounts outstanding under the Senior or Junior Note and any accrued and unpaid interest thereon into the Company’s common stock.  Each $0.04 of the outstanding balance of the Senior Note or Junior Note (the “Conversion Price”) may be converted into or exchanged for one (1) share of the Company’s common stock based on 62,500,000 outstanding shares of the Company’s stock (the “Common Stock”) on a fully diluted basis.  The Conversion Price shall be subject to adjustment from time to time as provided in the Senior Note and Junior Note in order to prevent the dilution of SLWI’s or the Lenders’ right to acquire shares of Company’s common stock.  The Company is obligated to retain sufficient authorized but unissued shares to satisfy such conversions.

Warrants

In connection with the Credit Agreement, we issued to the Junior and Senior Loan lenders warrants executable for shares of the Company’s common stock in the aggregate amount of 15,000,000 shares (the “Lender Warrants”).  The Lender Warrants bear an exercise price of $0.04 per share, and are exercisable any time for a period of ten (10) years from the Closing Date.

Per APB No. 14, we determined a discount on the convertible notes payable based on the relative fair values of the convertible notes payable and the warrants. We used the Black-Scholes pricing model to value the warrants using the following assumptions: proceeds as set forth in the convertible note payable; closing stock price as of the effective date of the note; no expected dividend yield; expected volatility of 315%; risk free interest rate of 3.84%; and an expected life of 5 years. The discount is being amortized as interest expense on a straight line basis over the life of the convertible notes payable as the funds are received. We have determined that the difference in interest expense resulting from amortizing the debt discount under the straight line method and the required effective interest method would not be material.  Based on EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company determined the relative fair value of the entire debt and the warrants to calculate the value of a beneficial conversion. However, since the timing of the funds will occur over approximately three months, the Company is recording the interest expense related to the amortization of the discount associated with the beneficial conversion, in direct proportion to the percentage of funds received. As of September 30, 2008 the Company has recorded $41,113 of interest expense related to the beneficial conversion. This leaves an unamortized discount balance of $1,835,733 related to the beneficial conversion.

Index

Settlement with Creditors

As a condition of the Credit Agreement, the Company also entered into settlements with several creditors, including current and former employees, under which outstanding debts of the Company will be exchanged for the issuance of common stock at a fixed price of $0.75 per share.  The Company expects to issue approximately 16,000,000 shares of common stock related to these settlements.  The various settlements are expected to include approximately 5,700,000 shares of common stock related to the extinguishment of outstanding bridge loans in the amount of $2,953,000; approximately 6,900,000 shares of common stock to settle outstanding note payables in the amount of $4,500,000 including accrued interest of approximately $1,000,000; approximately 2,400,000 shares of common stock to settle an additional four debt instruments in the amount of $180,000; approximately 900,000 shares of common stock to resolve various other settlements; approximately 400,000 shares of common stock to settle back pay related to certain current and former employees; and approximately 23,000 shares of common stock to settle outstanding balances owed to legacy expenses related to accounts payable.

As of September 30, 2008, no shares had yet been issued for any aforementioned settlements.  As of November 10, 2008, a total of 12,823,879 shares have been issued to settle outstanding debts of the Company.  See Note 7 – Pro Forma Financial Information (unaudited) for additional information.  Certain debts of the Company were settled with cash, resulting in the recording of debt forgiveness income for the three and nine month periods ended September 30, 2008.

Note 6 — other Stockholders’ equity transactions

On July 31, 2008, the following Company directors tendered their resignation: D. Henry Houston and William H. Moody.  Mr Houston had previously resigned as the Company’s Chief Financial Officer on March 31, 2008. On August 21, 2008, Mr. Farid Nagji, Mr. Ricardo A. Gijon, and Mr. L. Byron Way were elected to the board of directors, filling existing vacancies.  Subsequently, the following Company directors tendered their resignation: Randy Bayne; Richard C. Webb; and Steve Phelps.  These changes to the composition of the board of directors were a pre-condition to the financing transaction described in Note 5.

On October 23, 2008, Mr. Gijon resigned as Chairman of the Audit Committee and Mr. L. Byron Way was subsequently appointed in his place.  Mr. Gijon was subsequently appointed the Company’s acting Chief Accounting Officer.

In connection with the change of certain executives’ positions within the Company and significant changes in personnel, the Company negotiated cancellation of all outstanding stock options.

In connection with the change of certain executives’ positions within the Company, the Company agreed to grant restricted shares of the Company’s common stock under the Company’s Omnibus Stock Incentive Compensation Plan 2006 to the persons, and in the amounts, as follows:

C. Gregory Peters - 1,000,000 shares of common stock
Randy Bayne - 1,000,000 shares of common stock
Mark Van Eman - 500,000 shares of common stock

The aforementioned grants vest contingent and upon the Company reaching certain product development and sales benchmarks, and subject to certain terms and conditions as may be deemed appropriate by the chairman of the board.

The Company also agreed to grant warrants to its directors (as described below) to purchase restricted shares of the Company’s common stock:

Farid Nagji - 500,000 shares of common stock at the purchase price of $0.04 per share.
Ricardo A. Gijon - 350,000 shares of common stock at the purchase price of $0.04 per share.
L. Byron Way - 350,000 shares of common stock at the purchase price of $0.04 per share.
Dan Granader - 350,000 shares of common stock at the purchase price $0.04 per share.

Using the Black-Scholes model and an expected life of 6.5 years, volatility of 202% and a risk-free interest rate of 2.62%, the Company determined the warrants had a fair value of $87,162 as of the date of grant.  The Company is amortizing this amount to compensation expense over the vesting period of the warrants.

Index

Note 7 — Pro Forma Financial Information (unaudited)

Many of the transactions contemplated in the August 21, 2008 financing were completed between October 1, 2008 and the date of this filing.  Summarized below is an unaudited pro forma balance sheet that reflects such transactions:

	September 30, 2008 (unaudited)	Pro Forma Adjustments	Pro Forma Balance (unaudited)
ASSETS
Current Assets	$1,150,545	$1,728,797	$2,879,342
Property and equipment, net	93,916	-	93,916
Deferred financing costs, net	275,825	-	275,825
Other noncurrent assets	12,510	-	12,510
Total assets	$1,532,796	$1,728,797	$3,261,593

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable — trade	372,807	-	372,807
Accrued expenses	3,761,558	(975,104)	2,786,454
Notes payable-related party	3,258,759	(3,258,759)	-
Notes payable	1,575,000	(1,575,000)	-
Derivative liability	1,472,122	-	1,472,122
Total current liabilities	10,440,246	(5,808,863)	4,631,383
Notes payable-related party-long-term	4,554,349	(3,167,166)	1,387,183
Total liabilities	14,994,595	(8,976,029)	6,018,566

Shareholders’ Deficit:
Total shareholders’ deficit	(13,461,799)	10,704,826	(2,756,973)
Total liabilities and shareholders’ deficit	$1,532,796	$1,728,797	$3,261,593

As of November 15, 2008, not all of the approximately 16,000,000 shares have been issued to the various creditors.

Index

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes, and the other financial information included in this quarterly report, current reports filed by the Company for this reporting year, and in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. With respect to this discussion, the terms “Remote Knowledge,” “Company”, “we,” “us,” and “our” refer to Remote Knowledge, Inc.

Risk Factors

For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to the section entitled, “Risk Factors” in our 2007 Form 10-KSB, and subsequent sections of this Management’s Discussion and Analysis.

Forward-Looking Statements

Except for historical information contained herein, this Item 2, and other sections of this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not statements of historical fact should be deemed to be forward-looking statements. Such statements reflect the current views and assumptions of the Company management and are not guarantees of future performance. These statements are subject to various risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors described in this Form 10-Q, the Company’s 2007 Form 10-KSB, and its other reportings. The Company expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statement to reflect any changes in expectations, or any change in events or circumstances on which those statements are based, unless otherwise required by law.

Any and all forward-looking statements contained herein are not guarantees of future performance and actual results could differ materially from those expressed or implied in such statements as a result of certain factors, including those set forth in “Plan of Operation,” and elsewhere in this report. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate may occur in the future, without limitation are forward looking statements including the following matters:

•	continuing or new business relationships,
•	timing of products and new product releases,
•	research and development expenditures, including the timing, amount and nature thereof,
•	estimates of additional capital requirements,
•	sales projections,
•	repayment of debt,
•	business strategies,
•	product pricing and demand,
•	expansion and growth of business operations, and
•	estimates of cash flow, including amounts and timing of expect receipts

These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. These forward-looking statements are subject to risks and uncertainties, including those associated with:

•	the availability of additional financing on favorable conditions,
•	general economic, market and business conditions,
•	the success of our engineering efforts,
•	our ability to protect our intellectual property,
•	business opportunities that may be presented to and pursued by us,
•	changes in laws or regulations, and
•	successful exploitation of our market opportunities,
•	changes in control of our management and/or board of directors, and
•	actions by activist shareholders.

Index

Significant factors that could prevent us from achieving our stated goals include:

•	our inability to obtain financing for research and development, manufacturing, and marketing expenditures,
•	our inability to compete against existing or future competitors,
•	a substantial increase in the cost of our products,
•	declines in the market prices for our products, and
•	adverse changes in our target markets.

The cautionary statements contained or referred to in this report should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf.

Description of Business and Plan of Operation

Remote Knowledge, Inc., a Houston, Texas based company, develops, delivers and supports proprietary communications and data-management products.  Our platform development strategy proposes combining our proprietary technologies (hardware design, embedded firmware, software and ongoing software applications) with off-the-shelf communications services to create a product platform with the ability to provide high-speed internet, voice, e-mail, text messaging, and entertainment and content applications. In addition, our solutions will allow for two-way data transfer as well as customized remote monitoring and control of vessels shipboard systems. The initial result of this strategy has been the creation of our high speed communication platform which we call “GEO Mobile.”

In the near term, we plan to focus efforts on preparing our GEO Mobile technology for marketing. We expect that our GEO Mobile platform will be available for purchase by leisure boat consumers in fiscal 2009.  However, we do not anticipate that achievement of a marketable GEO Mobile platform will immediately correlate to positive cash flow.

Recent Financing and Additional Risk Factors

On August 21, 2008, the Company entered into a credit agreement with SLW International, LLC, a Delaware limited liability company (“SLWI”), pursuant to which SLWI  agreed to lend to the Company $800,000 (the “Senior Loan”), and a credit agreement made between the Company and a group of accredited investors represented by Muragai, Inc. (such group being collectively referred to herein as (“Lenders”), under which Lenders agree to extend credit to the Company in the form of a convertible advancing term loan (the “Junior Loan”) in the principal amount of $4,000,000.  See  Footnote 5 to the financial statements provided hereinabove for additional information regarding these agreements (collectively referred to herein as the “2008 Financing”).  The terms of the 2008 Financing include, among other items, provisions that could affect Company management and operations.  These provisions include:

•	The Company must provide a description of the anticipated uses of any funds requested against the Senior Loan commitment, and such requests are subject to approval by the board of directors;
•
Holders of not less than fifty-one (51%) of percent of the outstanding shares of the Company were required to accept a voting agreement providing for amendment of the Company’s Bylaws and/or Articles of Incorporation as necessary to effect certain terms of the credit agreement, and providing that two of the Company’s directors will be designated by SLWI (along with the chairman of the board) and two by Muragai.

•	Holders of preferred shares of the Company’s stock agreed to relinquish certain preferences associated with those preferred shares;

Further information can be obtained through examination of the Credit Agreement attached as an exhibit.  In part, these provisions of the credit agreement expose the Company to possible pressure or control by the Lenders who hold debt  convertible to shares in the Company, and can authorize distribution of loan advances.

In addition, in connection with the change of certain executives’ positions within the Company, the Company agreed to grant restricted shares of the Company’s common stock under the Company’s Omnibus Stock Incentive Compensation Plan 2006 to the persons, and in the amounts, as follows:

C. Gregory Peters - 1,000,000 shares of common stock.
Randy Bayne - 1,000,000 shares of common stock.
Mark Van Eman - 500,000 shares of common stock.

Index

The aforementioned grants vest contingent and upon the Company reaching certain product development and sales benchmarks, and subject to certain terms and conditions as may be deemed appropriate by the chairman of the board.

The Company also agreed to grant warrants to purchase restricted shares of the Company’s common stock:

Farid Nagji - 500,000 shares of common stock at the purchase price of $0.04 per share.
Ricardo A. Gijon - 350,000 shares of common stock at the purchase price of $0.04 per share.
L. Byron Way - 350,000 shares of common stock at the purchase price of $0.04 per share.
Dan Granader - 350,000 shares of common stock at the purchase price $0.04 per share.

Management anticipates seeking, and intends to take actions with the goal of making the Company attractive to, additional loan commitments and/or equity investment by Lenders and/or other third party investors.  Such future financing could dilute existing shareholders or offer new investors terms preferable to those that currently exist.

Liquidity and Capital Resources

Recent turmoil in the financial markets may cause significant disruptions in our ability to raise additional capital to fund the Company’s operations in the near term.  In addition, an anticipated downturn in the global economy may cause less demand for our products and services.  As a result of the recent financing (see “Recent Financing” Note 5 above), the Company believes it has sufficient capital to fund its operations through the end of 2008.  The Company believes it will have a product in the later stages of development at that point.  Assuming the product is deemed successful and marketable, the Company will seek additional capital to fund efforts in preparation for market introduction and revenue stage in 2009.  The Company believes it will need an additional $7 million to fund remaining development and market introduction and provide necessary working capital beginning as early as first quarter 2009.  While the Company may experience short periods of positive cash flow, sustainable positive cash flow is not anticipated until 2011.  The Company may seek additional funds through equity financing, debt financing or other sources, which may result in substantial dilution of the equity ownership of our shares.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

Our auditors included an explanatory paragraph in their opinion on our financial statements for the year ended December 31, 2007 to state that our accumulated losses, working capital deficit and shareholders’ deficit at December 31, 2007 raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon receiving the additional capital and achieving profitable operations through the manufacture and sale of our product. We cannot assure you that we will be able to obtain additional capital or that sales of our product will generate significant profits.

As of September 30, 2008, we had a cash balance of $744,711 and negative working capital of $9,289,701.  We have maintained minimal operations during the first nine months of 2008, until we received the additional funds discussed in “Recent Financing” above.  Our projected cash “burn rate” is approximately $250,000 per month. Before we experience significant revenue, if at all, we expect to need about $7 million of additional cash. From January 1, 2008 through September 30, 2008, we have expended approximately $2,362,000, largely in raising financing, administrative and professional expenses, and research and development.

Results of Operations

We have had minimal revenues to date, and our expenses have consisted primarily of research and development, professional fees, advertising and promotion fees, and general and administrative expenses, resulting in an operating loss since January 1, 2001 as a development stage company through September 30, 2008 of $42,219,420.

Research and development costs have been expensed as incurred. Research and development costs for the three months ended September 30, 2008 compared to the same period in 2007 decreased by $28,159 primarily due to a lack of capital resources.  Research and development costs for the first nine months of 2008, as compared with the same period in 2007, decreased $76,608 due to the reduction of personnel as result of lack of capital resources.  In the last half of 2007 and early 2008 we had a reduction of 3 employees in the research and development department.

Professional fees for the three months ended September 30, 2008 compared to the same period in 2007 increased by $150,158.  For the nine month period ended September 30, 2008 compared to the same period in 2007, professional fees increased by $38,050 to $267,746. The increase in both periods is primarily the result of additional professional fees incurred in the third quarter of 2008 as we began to work on completing our delinquent public company filings and arranging the recent financing described above.

Index

General and administrative expenses for the three months ended September 30, 2008 as compared to the same period in 2007 decreased $298,868 to $431,012. The decrease is mainly attributable to a decrease in personnel and related personnel costs.  General and administrative expenses for the nine months ended September 30, 2008 compared to the same period in 2007 decreased $809,569 to $1,341,086. The decrease is also mainly attributable to a decrease in personnel and related personnel costs.  The reduction consists of an approximate $419,000 decrease related to payroll and related expenses; an approximate $83,000 reduction in travel expenses; an approximate $73,000 reduction in insurance expenses; an approximate $146,000 reduction in communication costs; an approximate reduction of $153,000 in manufacturing costs; an approximate reduction of $35,000 in depreciation expense; and approximate $89,000 of other reductions offset by an approximate $188,000 increase in stock-based compensation expense.

Interest expense for the third quarter and the first nine months of 2008 decreased $537,866 and $616,672, respectively, as compared to 2007.  The decrease primarily reflects less debt discount amortization associated with short term funding.

Debt forgiveness income was $441,969 and $485,030 for the three and nine month periods ended September 30, 2008, respectively, as compared to minimal income for the same periods in 2007 as we wrote off certain old accounts payable amounts and settled various outstanding amounts in 2008.  Debt forgiveness income stated here for the three or nine months ended September 30, 2008 does not relate to or reflect those settlements made or entered into as part of the 2008 Financing as any and all of these settlements were or will be finalized and completed subsequent to September 30, 2008.  See pro forma information in Note 7 for more details.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information described by this Item.

Item 4T. Controls and Procedures.

(a)Management had concluded that its internal controls over financial reporting were not effective as of December 31, 2007 due to a lack of qualified accounting and financial reporting personnel who are primarily responsible for information management in the areas of highest risk. This material weakness continued to exist to the date of this filing. The Company has engaged outside consultants to address this material weakness and to further enhance and improve its internal control environment. The Company expects to have effective controls in place by the end of 2008.

(b) Changes in internal control over financial reporting. Except as described herein, there were no changes in our internal control over financial reporting during the first nine months of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On March 31, 2008, our Chief Financial Officer resigned from the Company.  Because of significant capital constraints, we have not hired a replacement.  In October 2008, our controller resigned from the Company.  On October 23, 2008, Mr. Ricardo A. Gijon was appointed the Company’s Acting Chief Accounting Officer.  Mr. Gijon holds a Master of Business Administration degree from the Harvard University Graduate School of Business and holds a Certified Public Accountant designation in the state of Texas.

Index

PART II — OTHER INFORMATION

Item 1. Legal Proceedings — None

Item 1A.  Risk Factors.

Additional risk factors are addressed in Management’s Discussion and Analysis, provided above, and investors are also encouraged to review those risk factors described in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 in detail before making any investment in the Company’s securities.

Item 2. Unregistered Sales of Equity Securities and Issuance of Notes and Use of Proceeds.

On August 21, 2008 the Company entered into a credit agreement which resulted in the Company issuing two types of convertible securities (the Senior Loan and the Junior Loan).  In addition, warrants were issued to the Senior Loan and Junior Loan lenders.  Also, the Company entered into settlements with several general creditors, including current and former employees, under which outstanding debts of the Company will be  settled in exchange for issuance of common stock.

See Footnote 5 to the financial statements above, entitled “Recent Financing,” for a full description of these transactions.  Additionally, see the documents attached as exhibits hereto for further information, including the Credit Agreement, Senior and Junior Convertible Notes, and Form Warrant.

Item 5. Other Information

On October 23, 2008, Mr. Gijon resigned as Chairman of the Audit Committee and Mr. L. Byron Way was subsequently appointed in his place.  Mr. Gijon was subsequently appointed the Company’s Acting Chief Accounting Officer.

On July 31, 2008, the following Company Directors tendered their resignation: D. Henry Houston and William H. Moody.  On August 21, 2008, Mr. Farid Nagji, Mr. Ric A. Gijon, and Mr. L. Byron Way were elected to the board of directors, filling existing vacancies.  Subsequently, the following Company directors tendered their resignation: Randy Bayne; Richard C. Webb; and Steve Phelps.

Amendments to Bylaws

On August 21, 2008, the Company’s Board of Directors voted to amend the Company’s Bylaws to change the number of directors of the Company from nine (9) to five (5).

Item 6. Exhibits.

The following exhibits are furnished as part of this report:

Exhibit 10.1
Senior Convertible Note Dated August 21, 2008 between the Company and SLW International, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 27, 2008 (File No. 333-106247))

Exhibit 10.2
Security Agreement (Senior) Dated August 21, 2008 between the Company and SLW International, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 27, 2008 (File No. 333-106247))

Exhibit 10.3
Credit Agreement Dated August 21, 2008 between the Company and Muragai LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 27, 2008 (File No. 333-106247))

Exhibit 10.4	Form of Junior Convertible Note Dated August 21, 2008 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 27, 2008 (File No. 333-106247))
Exhibit 10.5
Security Agreement (Junior) Dated August 21, 2008 between the Company and Muragai LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 27, 2008 (File No. 333-106247))

Exhibit 10.6
Form of Warrant to Purchase Common Stock of Remote Knowledge, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 27, 2008 (File No. 333-106247))

Exhibit 10.6
Form of Warrant to Purchase Common Stock of Remote Knowledge, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 27, 2008 (File No. 333-106247))

Index

Exhibit 10.7	Employment Agreement for C. Gregory Peters
Exhibit 10.8	Employment Agreement for Randy Bayne
Exhibit 10.9	Employment Agreement for Mark Van Eman
Exhibit 31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Remote Knowledge, Inc.

By:	/s/ C. Gregory Peters
C. Gregory Peters,
and as Chief Executive Officer

By:	/s/ Ricard A. Gijon
Ricardo A. Gijon
Chief Accounting Officer

Date: November 19, 2008