Form 10-Q/A
period 2007-09-30
REMOTE KNOWLEDGE INC
filed 2009-01-21
CIK 1059099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

This Amended Quarterly Report on Form 10-Q/A is being filed by the Registrant to include unaudited financial statements that have been reviewed by the Registrant’s auditor and to include additional disclosures and other relevant additional information omitted from the Registrant’s original Quarterly Report on Form 10-QSB for the period ended September 30, 2007, filed with the Commission on November 14, 2008. Investors should review the Registrant’s latest Form 10-Q, 10-KSB and Reports on Form 8-K for updated information regarding the Registrant’s financial condition and results of operations.

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

There were 29,664,467 shares of common stock, $.001 par value per share, outstanding as of November 1, 2008.

Transitional Small Business Format (check one); Yes ☐ No ☑

Remote Knowledge, Inc.

INDEX TO QUARTERLY REPORT ON FORM 10-Q/A

Page
PART I
Item 1. Financial Statements	F-1 - F-7
Item 2. Management’s Discussion and Analysis or Plan of Operation	3
Item 3. Controls and Procedures	8
PART II
Item 1. Legal Proceedings	9
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	9
Item 3. Defaults Upon Senior Securities	10
Item 4. Submission of Matters to a Vote of Security Holders	10
Item 5. Other Information	10
Item 6. Exhibits	11

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

remote knowledge, inc.
(a development stage enterprise)
Condensed Balance Sheet

	September 30, 2007	December 31, 2006
	(unaudited)
Current Assets
Cash	$372	$519,583
Accounts receivable	4,055	4,715
Other receivables	166,303	729
Prepaid and other current assets	86,258	85,617
Total current assets	256,988	610,644
Property and Equipment, net	245,773	387,487
Other noncurrent assets, net	49,878	—
Total assets	$552,639	$998,131
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable – trade	$466,305	$244,976
Accrued expenses	2,528,141	2,182,418
Deferred revenue	53,322	—
Payable to shareholder	127,926	127,926
Shareholder advances	1,679,500	1,775,000
Notes payable - related party – net of discount of $52,844	1,279,656	355,110
Notes payable – net of discount of $37,280	1,955,812	934,611
Total current liabilities	8,090,662	5,620,041

Notes payable – related party - long-term, net of discount of $1,232,970	2,712,030	1,842,357
Total liabilities	10,802,692	7,462,398

Shareholders’ Deficit:
Preferred stock — series A, $.001 par value; 15,000 shares authorized; 4,274 shares issued and outstanding	4	4
Preferred stock — series B, $.001 par value; 20,000 shares authorized; 6,254 shares issued and outstanding	6	7
Common stock, $.001 par value; 150,000,000 shares authorized; 16,703,920 shares issued and outstanding	16,704	14,987
Additional paid-in capital	64,891,607	63,937,036
Deferred compensation	—	(43,192)
Subscriptions receivable	(45,000)	(45,000)
Accumulated deficit	(10,234,380)	(10,234,380)
Deficit accumulated during development stage	(64,878,994)	(60,093,729)
Total shareholders’ deficit	(10,250,053)	(6,464,267)
Total liabilities and shareholders’ deficit	$552,639	$998,131

The accompanying notes are an integral part of these financial statements.

remote knowledge, inc.
(a development stage enterprise)
Condensed Statements of Operations
Unaudited

	Three-Month Periods Ended		Nine-Month Periods Ended		Period From January 1, 2001 (inception of development stage)
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2007	2006	2007	2006	2007
Revenues	$3,151	$7,150	$9,297	$31,461	$91,861
Cost of Goods Sold	—	9,765	—	31,173	76,033
Gross Profit	3,151	(2,615)	9,297	288	15,828
Operating Costs and Expenses: Advisory services	—	—	—	—	4,169,146
Research and development	204,412	148,761	637,213	429,261	6,829,526
Loss on impairment of assets	—	—	—	14,672	2,284,164
Professional fees	25,747	51,371	229,696	323,674	3,109,704
Advertising and promotion fees	—	38,200	2,354	168,076	1,660,464
General and administrative expenses	729,880	741,089	2,150,655	3,411,822	20,958,041
Total operating costs and expenses	960,039	979,421	3,019,918	4,347,505	39,011,045
Loss from Operations	(956,888)	(982,036)	(3,010,621)	(4,347,217)	(38,995,217)
Other Expense (Income):
Interest expense	709,035	551,221	1,675,838	1,673,516	7,996,134
Amortization of deferred financing costs	—	—	—	—	1,188,432
Interest income	—	—	—	—	(27,420)
Other income	—	(3,806)	(567)	(14,195)	(21,919)
Other expense	—	—	—	—	12,698
Debt forgiveness	(627)	(6,766)	(627)	(317,573)	(1,709,018)
Total other expense	708,408	540,649	1,674,644	1,341,748	7,438,907
Net Loss	(1,665,296)	(1,522,685)	(4,685,265)	(5,688,965)	(46,434,124)
Dividend from Amortization of Discount Related to Beneficial Conversion of Redeemable Series A Preferred Stock	—	—	—	—	(5,554,000)
Warrants Issued for Release of Redemption Provision of Series A Preferred Stock	—	—	—	—	(1,291,912)
Dividend from Amortization of Discount Related to Beneficial Conversion of Series B Preferred Stock and Warrants	—	(25,730)	(100,000)	(37,422)	(11,598,958)
Net Loss Attributable to Common Shares	$(1,665,296)	$(1,584,415)	$(4,785,265)	$(5,726,387)	$(64,878,994)
Net Loss Per Share:
Basic and Diluted	$(.10)	$(.11)	$(.30)	$(.41)	$(7.88)
Dividend from Amortization of Discount Related to Beneficial Conversion of Redeemable Series A Preferred Stock	—	—	—	—	(5,554,000)
Number of Shares Used in Calculating Net Loss Per Share:
Basic and Diluted	16,428,868	14,596,120	15,887,773	14,054,317	8,228,454

The accompanying notes are an integral part of these financial statements.

remote knowledge, inc.
(a development stage enterprise)
Condensed Statements of Cash Flows
Unaudited

	NINE-MONTH PERIODS ENDED		Period From January 1, 2001 (inception of development stage) to
	September 30,	September 30,	September30,
	2007	2006	2007
Cash Flows From Operating Activities:
Net loss	$(4,685,265)	$(5,688,965)	$(46,434,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount and discount related to beneficial conversion of convertible debt	1,351,053	1,360,594	6,294,303
Depreciation	163,970	184,390	1,095,452
Loss on impairment of fixed assets	—	—	1,564,282
Amortization of deferred financing costs	2,070	—	1,190,502
Equity issued for services and interest	328,394	1,636,343	10,114,006
Provision for loss on inventory	—	14,672	758,918
Debt forgiveness	—	(317,573)	(1,708,391)
Charge off of receivables	—	—	446,414
Changes in assets and liabilities:
Accounts receivable	660	(925)	(4,055)
Inventory	—	48,903	(836,393)
Other receivables	(166,303)	—	(166,303)
Prepaid and other current assets	88	(3,909)	(53,762)
Other noncurrent assets	(51,948)	—	(51,948)
Accounts payable – trade	221,329	(300,602)	1,347,841
Accrued expenses	345,723	(189,415)	1,848,015
Deferred revenue	53,322	—	53,322
Related party payable	—	—	399,259
Net cash used in operating activities	(2,436,907)	(3,256,487)	(24,142,662)
Cash Flows From Investing Activities:
Additions of fixed assets	(22,256)	(72,178)	(1,033,979)
Related party receivable	—	—	(300,000)
Net cash used in investing activities	(22,256)	(72,178)	(1,333,979)
Cash Flows From Financing Activities:
Payments of notes payable	(36,935)	(1,096,580)	(3,432,529)
Capital contributions	—	—	27,900
Proceeds from SMH note payable	—	—	1,500,000
Proceeds from short term note payable	950,000	2,950,000	4,485,000
Proceeds from sale of common stock	—	—	903,800
Proceeds from other notes payable	117,387	62,710	3,476,128
Proceeds from advance from related party	4,500	—	4,500
Net proceeds from sale of mandatory redeemable preferred stock	—	—	5,040,033
Net proceeds from sale of series B preferred stock with warrants	—	145,000	7,114,073
Net proceeds from related party note payable	905,000	1,270,000	6,325,000
Net cash provided by financing activities	1,939,952	3,331,130	25,443,905
Net Change in Cash and Cash Equivalents	(519,211)	2,465	(32,736)
Cash and Cash Equivalents, beginning of period	519,583	4,991	33,108
Cash and Cash Equivalents, end of period	$372	$7,456	$372

The accompanying notes are an integral part of these financial statements.

remote knowledge, inc.
(a development stage enterprise)
Condensed Statements of Cash Flows (continued)
Unaudited

	NINE-MONTH PERIODS ENDED		Period From January 1, 2001 (inception of development stage) to
	September 30,	September 30,	September 30,
	2007	2006	2007
Non-Cash Transactions:
Issuance of common stock for related party debt	$—	$—	$888,832
Issuance of common stock for debt	$—	$—	$1,157,114
Issuance of common stock for assets	$—	$—	$8,000
Conversion of accounts payable to notes payable	$—	$—	$766,484
Conversion of notes payable and other debt to equity	$100,000	$—	$4,301,000
Contribution of capital by shareholders for financing costs	$—	$—	$1,188,432
Issuance of common stock (86,710 shares; 0 shares; and 1,694,179 shares, respectively) upon conversion of Series A preferred stock	$86	$—	$1,694
Issuance of common stock (466,670 shares; 1,473,332 shares; and 7,200,670 shares, respectively) upon conversion of Series B preferred stock	$467	$1,473	$7,201
Issuance of common stock upon conversion of mandatorily redeemable preferred stock classified as debt	$—	$—	$20,000
Reclassification of mandatory redeemable preferred stock to equity	$—	$—	$5,534,000
Discount related to beneficial conversion of mandatory redeemable Series A preferred stock	$—	$—	$5,554,000
Warrants issued for release of redemption provision of Series A preferred stock	$—	$—	$1,291,912
Discount related to beneficial conversion of Series B preferred stock and warrants	$100,000	$37,422	$11,598,958
Reclassification of demo units from inventory to property and equipment	$—	$—	$77,475
Discount related to notes payable	$471,085	$2,070,000	$5,655,592
Conversion of notes payable into convertible debt	$—	$—	$375,000
Conversion of accrued expenses into notes payable	$—	$—	$87,028
Issuance of common stock (1,073,893 shares; 0 shares; and 1,073,893 shares, respectively) with bridge loans	$1,074	$—	$1,074
Issuance of common stock (90,000 shares; 0 shares; and 90,000 shares, respectively) with restricted stock grant	$90	$—	$90
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$26,903	$190,323	$410,025

The accompanying notes are an integral part of these financial statements.

Remote Knowledge, Inc.
(A Development Stage Enterprise)
Notes to the Financial Statements
September 30, 2007
(Unaudited)

Note 1 — Basis of Presentation

The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements and notes should be read in conjunction with financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments necessary to present fairly, in all material respects, the financial position of the Company, as of September 30, 2007, and the results of its operations and cash flows for the three and nine-month periods then ended and for the three and nine-month periods ended September 30, 2007, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year. Remote Knowledge, Inc. (A Development Stage Enterprise) Notes to the Financial Statements September 30, 2007 (Unaudited)

Note 2 — Significant Accounting Policies

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

Note 3 — Notes Payable

From January 2007 through September 2007, the Company received $950,000 in cash from non-affiliated parties and $905,000 from affiliated parties and executed promissory notes.  The notes accrue no interest on the outstanding principal balance; however, the Company issued 618,336 shares of common stock, valued at $391,085, to the note holders in lieu of interest, per the terms of the notes.  The principal is due on October 31, 2007 and $1,490,000 of the notes are guaranteed by affiliated shareholders.  If the Company defaults, it must issue an additional 206,111 shares of common stock, per month, until the principal is repaid.  The Company also issued 150,000 shares of common stock, valued at $80,000, to extend for six months two loans that were due in the first quarter of 2007 and the Company issued 83,334 shares of common stock, valued at $47,917, as default interest on a loan issued in 2006 that was due in June 2007 and has not been repaid; the default interest is being recognized as interest expense as the default shares are issued.  The total debt discount of $471,085, related to the issuance and extension of the loans, is being amortized using the straight line method over the life of the note.  The amount of discount amortization under the straight line method does not materially differ from the effective interest method.

In September 2007, the Company executed a release of a promissory note with Lockheed Martin Services, Inc. d/b/a Lockheed Martin Space Operations (“Lockheed”).  The note was issued on December 31, 2006 in the principal amount of $385,000 with a maturity date of June 30, 2007.  On September 14, 2007, the Company executed a new promissory note with Lockheed in the amount of $380,068 with interest accruing at the annual rate of 10%.  The new note will mature and become payable on April 30, 2008.  The note is collateralized by the vendor’s work product and the equipment in the Company’s data center.

In September 2007, the Company executed a promissory note with Andrews Kurth LLP.  The note was issued on September 26, 2007 in the principal amount of $70,411 with a maturity date of April 30, 2008.  The note bears interest at the annual rate of 10%.

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

Effective December 5, 2008, the client auditor relationship between Remote Knowledge, Inc. (the “Company”) and Hein & Associates LLP ("Hein") was terminated as Hein resigned as the Company’s independent registered accounting firm.  Effective December 5, 2008, the Company engaged Ham, Langston & Brezina, LLP, as its principal independent public accountant for the fiscal year ended December 31, 2008. The appointment of the new independent public accountant was recommended, approved and ratified by the Company's Board of Directors effective December 8, 2008.

On or about December 22, 2008, the Company received shareholder approval to increase the authorized shares of common stock of the Company from 150,000,000 to 500,000,000.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes, and the other financial information included in this quarterly report, and in our Annual Report on Form 10-KSB for the year ended December 31, 2006. In addition to the discussion provided herein, further analysis of annual financial statements can be found in, and investors should review, our Annual Report on Form 10-KSB for the year ended December 31, 2006.  With respect to this discussion, the terms “Remote Knowledge,” “Company,” “we,” “us,” and “our” refer to Remote Knowledge, Inc.

Forward-Looking Statements

Except for historical information contained herein, this Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not statements of historical fact may be deemed to be forward-looking statements. Such statements reflect the current views and assumptions of the Company and are not guarantees of future performance. These statements are subject to various risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors described in this Form 10-Q/A. The Company expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statement to reflect any changes in expectations, or any change in events or circumstances on which those statements are based, unless otherwise required by law.

Such Forward-Looking statements are not guarantees of future performance and actual results could differ materially from those expressed or implied in such statements as a result of certain factors, including those set forth in the “Plan of Operation,” and elsewhere in this report. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate may occur in the future, including the following matters, are forward looking statements:

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

In the near term, we plan to focus efforts on completing development of our product and service offerings and preparing our GEO Mobile technology for market introduction. We expect that our GEO Mobile platform will be available for purchase by leisure boat consumers sometime in 2009, of which there can be no assurances.

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

At any time, SLWI may elect, upon not less than seventy-five (75) days notice to the Company, at its sole discretion, by written notice to the Company, to convert or exchange all or any part of the amounts outstanding under the Senior Note and any accrued and unpaid interest thereon into the Company’s common stock.  Each $0.04 of the outstanding balance of the Senior Note (the “Conversion Price”) may be converted into or exchanged for one (1) share of the Company’s common stock based on 62,500,000 outstanding shares of the Company’s stock (the “Common Stock”) on a fully diluted basis.  The Conversion Price shall be subject to adjustment from time to time as provided in the Senior Note in order to prevent the dilution of SLWI’s right to acquire shares of the Company’s common stock.

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

This financing enables the Company to fund its operations and product development through early 2009.  It will also enable the Company to continue its fund raising efforts.  The Company’s ability to raise additional capital will be dependent upon the success of the Company’s development efforts, the potential acceptance of its products and services in the market and the ability of management to execute a marketing and business development plan. The following table provides the anticipated capitalization of the Company subsequent to completion of all of the transactions associated with these recent developments:

Description	Common Stock	Series A Preferred (1)	Series B Preferred (1)	Warrants	Convertible Debt (1)	Restricted Stock and Options
Outstanding prior to recent financing	16,800,588	5,698,667	8,272,000	48,315,817	3,970,000	9,165,000
Execution of Senior Loan of $800,000	-	-	-	15,000,000	20,000,000	-
Execution of Junior Loan of $4,000,000	-	-	-	-	100,000,000	-
Settlement with creditors (2)	15,560,649	-	-	-	(3,970,000)	-
Cancellation of warrants and option grants	-	-	-	(32,569,520)	-	(9,165,000)
Issuance of options to management	-	-	-	-	-	2,500,000
Issuance of warrants to directors	-	-	-	1,550,000	-	-
Outstanding post transaction (3)	32,361,237	5,698,667	8,272,000	32,296,297	120,000,000	2,500,000

(1)	Amount as converted into common stock.

(2)
Settlement transactions have not been completed and shares have not been issued by the transfer agent.  The data included in this table reflects current agreements and obligations entered into in connection with this financing.  Final amounts may change upon final negotiation.

(3)
Total shares of common stock on an as converted basis is 201,128,202.  Data regarding capitalization reflect anticipated totals subsequent to satisfaction of agreements calling for issuance of securities.  These amounts are subject to adjustments made in connection with final distribution.  Terms of such settlements and other issuances are described in greater depth in the section entitled “Recent Financing,” above.

Results of Operations

We have had minimal revenues to date, and our expenses have consisted primarily of research and development, sales and marketing and general and administrative expenses, resulting in a deficit accumulated as a development stage company through September 30, 2007 of $64,878,994.

Gross profit for the third quarter and nine months ended September 30, 2007 increased $5,766 and $9,009, respectively, as compared to the same periods in 2007.  The increase mainly relates to the straight line recognition of the franchise fee paid by our client, Raymarine plc (“Raymarine”) upon execution of the Development Agreement between the Company and Raymarine, dated January 5, 2007 (the “Raymarine Agreement,” which agreement is described in more detail in the Company’s 10-KSB filed with the Commission on March 30, 2007).

Research and development costs have been expensed as they were incurred. Research and development costs for the third quarter of 2007 and the first nine months of 2007, as compared with those same periods in 2006, increased $55,651 and $207,952, respectively, as a result of increased personnel needed to develop the product for the Raymarine Agreement.   The increase for the nine months ended September 30, 2007 in personnel costs is somewhat offset by a decrease of approximately $30,000 in parts, related to the RK-3000 (a similar but different unit than the Product in the Raymarine Agreement), expensed in 2006.

Loss on impairment of assets decreased $14,672 for the nine months ended September 30, 2007 as the Company wrote off some parts inventory associated with the marine after-market, which we are not currently pursuing.

Professional fees for the third quarter and nine months ended September 30, 2007 decreased $25,624 and $93,978, respectively, as compared to the same periods in 2006. For the third quarter period, this decrease primarily reflects costs associated with a special shareholder meeting in 2006, not incurred in 2007.  For the nine month period ended September 30, 2007, in addition to the decrease in costs associated with the shareholder meeting, the decrease reflects a reduction of approximately $90,000 related to a legal judgment; a decrease of approximately $10,000 related to loan transaction costs; a decrease of approximately $10,000 related to audit fees; a decrease of approximately $10,000 related to patents; somewhat offset by an approximately $40,000 increase related to legal fees and retainer fees paid to a firm to help locate funding for the Company.

Advertising and promotional fees for the third quarter and nine months ended September 30, 2007 decreased $38,200 and $165,722, respectively, as compared to the same periods in 2006. In 2006, the Company contracted with an outside party to assist in the development of a marketing strategy for the marine market.  The contract expired in 2006, and as such, the fees incurred from this contract were not present in the third quarter of the nine months ended September 30, 2007.

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

Other income decreased $3,806 for the third quarter and decreased $13,628 for the nine months ended September 30, 2007 as the Company sold some non-inventory items in 2006.

Debt forgiveness decreased $6,139 for the third quarter and decreased $316,946 for the nine months ended September 30, 2007 as the Company wrote off more old accounts payable and settled various outstanding amounts in 2006.

Liquidity and Capital Resources

We had negative working capital of $7,833,674 and a deficit accumulated during development stage of $64,878,994 as of September 30, 2007.

We had net cash used in operating activities of $2,436,907 for the nine months ended September 30, 2007, which was mainly due to $4,685,265 of net loss, $166,303 of change in other receivables and $51,948 of change in other non-current assets, partially offset by $1,351,053 of accretion of debt discount and discount related to beneficial conversion of convertible debt, $163,970 of depreciation, $2,070 of amortization of deferred financing costs, $328,394 equity issued for services and interest, $221,329 of change in accounts payable-trade, $345,723 of change in accrued expenses and $53,322 of change in deferred revenue.

We had $22,256 of net cash used in investing activities for the nine months ended September 30, 2007, which was entirely due to $22,256 of additions of fixed assets.

We had $1,939,952 of net cash provided by financing activities during the nine months ended September 30, 2007, which represented $950,000 of proceeds from short term note payable, $117,387 of proceeds from other notes payable, $4,500 of proceeds from advance from related party and $905,000 of net proceeds from related party note payable, partially offset by $36,935 of payments of note payable.

From January 2007 through September 2007, the Company received $950,000 in cash from non-affiliated parties and $905,000 from affiliated parties, and the Company executed promissory notes in connection with these amounts received.  Included in these amounts, the Company received an aggregate of $540,000 during the three months ended September 30, 2007.  The notes accrue no interest on the outstanding principal balance; however, the Company issued 618,336 shares of common stock, valued at $391,085, to the note holders in lieu of interest.  The principal was due on October 31, 2007 and $1,490,000 of the notes was guaranteed by affiliated shareholders.  If the Company defaulted, it was required to issue an additional 206,111 shares of common stock, per month, until the principal was repaid.  The Company also issued 150,000 shares of common stock, valued at $80,000, to extend for six months two loans that were due in the first quarter of 2007 and the Company issued 83,334 shares of common stock, valued at $47,917, as default interest on a loan issued in 2006 that was due in June 2007 and has not been repaid; the default interest is being recognized as interest expense as the default shares are issued.  The total debt discount of $471,085, related to the issuance and extension of the loans, is being amortized using the straight line method over the life of the note.  The amount of discount amortization under the straight line method does not materially differ from the effective interest method.

In September 2007, the Company executed a release of a promissory note with Lockheed Martin Services, Inc. d/b/a Lockheed Martin Space Operations (“Lockheed”).  The note was issued on December 31, 2006 in the principal amount of $385,000 with a maturity date of June 30, 2007.  On September 14, 2007, the Company executed a new promissory note with Lockheed in the amount of $380,068.37 with interest accruing at the annual rate of 10%.  The new note will mature and become payable on April 30, 2008.  The note is collateralized by the vendor’s work product and the equipment in the Company’s data center.  See “Recent Financing” for resolution of this note.

In September 2007, the Company executed a promissory note with Andrews Kurth LLP.  The note was issued on September 26, 2007 in the principal amount of $70,410.83 with a maturity date of April 30, 2008.  The note bears interest at the annual rate of 10%.  See “Recent Financing” for resolution of this note.

In October 2007, the Company received $150,000 in cash from non-affiliated parties and $50,000 from affiliated parties and executed promissory notes.  The notes accrue no interest on the outstanding principal balance; however, the Company issued 73,334 shares of common stock, valued at $28,200, to the note holders in lieu of interest.  The principal was due on October 31, 2007 and $150,000 of the notes are guaranteed by an affiliated shareholder.  If the Company defaults it must issue an additional 19,445 shares of common stock, per month, until the principal is repaid. See “Recent Financing” for resolution of this note.

Our auditors included an explanatory paragraph in their opinion on our financial statements for the year ended December 31, 2006 to state that our losses, working capital deficit and shareholders’ deficit at December 31, 2006 raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon receiving the additional capital and achieving profitable operations through the manufacture and sale of our product. We cannot assure you that we will be able to obtain additional capital or that sales of our product will generate significant profits.

As of September 30, 2007, we had a cash balance of $372 and negative working capital of $7,833,674.  We maintained minimal operations during the first nine months of 2007, until we received the additional funds discussed in “Recent Financing” above.  Our projected cash “burn rate” is approximately $250,000 per month. Before we experience significant revenue, if at all, we expect to need about $7 million of additional cash.  From January 1, 2007 through September 30, 2007, we expended approximately $2,437,000.

Contractual Commitments

There were no material changes to the Company’s contractual commitments during the first quarter. Please see Note 5 to the accompanying financial statements for more information concerning the Company’s new financing arrangement completed in August 2008. Refer to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 for a complete discussion of its lease obligations. Except for the commitments arising from its operating leases arrangements, as of September 30, 2007, the Company did not have any off-balance sheet arrangements that are reasonably likely to have a material effect on our financial statements.

Item 4. Controls and Procedures.

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

Management concluded that its internal controls over financial reporting were not effective in 2007 due to a lack of qualified accounting and financial reporting personnel. This material weakness continued to exist to the date of this filing and as such our internal controls over financial reporting were not effective as of the end of the period covered by this report. The Company has engaged outside consultants to address this material weakness and to further enhance and improve its internal control environment. The Company expects to have effective controls in place by the end of 2008, of which there can be no assurances.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On March 31, 2008, our Chief Financial Officer resigned from the Company.  Because of significant capital constraints, we have not hired a replacement.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 11, 2007, the Company received $100,000 from Robert K. McDonald, an affiliated party, as consideration for the issuance of a bridge loan promissory note.  The Company issued 33,333 shares of common stock, in lieu of interest, per the terms of the note.

On July 11, 2007, the Company received $25,000 from Don Weir, an affiliated party, as consideration for the issuance of a bridge loan promissory note.  The Company issued 8,334 shares of common stock, in lieu of interest, per the terms of the note.

On July 11, 2007, the Company received $25,000 from Ben Morris, an affiliated party, as consideration for the issuance of a bridge loan promissory note.  The Company issued 8,334 shares of common stock, in lieu of interest, per the terms of the note.

On July 11, 2007, the Company received $50,000 from Don Sanders, an affiliated party, as consideration for the issuance of a bridge loan promissory note.  The Company issued 16,667 shares of common stock, in lieu of interest, per the terms of the note.

On July 16, 2007, the Company received $40,000 from Scott Vacek, an affiliated party, as consideration for the issuance of a bridge loan promissory note.  The Company issued 13,334 shares of common stock, in lieu of interest, per the terms of the note.

On August 13, 2007, the Company received $50,000 from Mark Sullivan, an affiliated party, as consideration for the issuance of a bridge loan promissory note.  The Company issued 16,667 shares of common stock, in lieu of interest, per the terms of the note.

On August 31, 2007, the Company received $200,000 from 2003 Sanders Children Trust, an affiliated party, as consideration for the issuance of a bridge loan promissory note.  The Company issued 66,667 shares of common stock, in lieu of interest, per the terms of the note.

On September 7, 2007, the Company received $50,000 from Neil Granader, an affiliated party, as consideration for the issuance of a bridge loan promissory note.  The Company issued 16,667 shares of common stock, in lieu of interest, per the terms of the note.

On October 2, 2007, the Company received $150,000 from David Cain, a non-affiliated party, as consideration for the issuance of a bridge loan promissory note.  The Company issued 60,000 shares of common stock, in lieu of interest, per the terms of the note.

On October 16, 2007, the Company received $40,000 from Sylvia Granader, an affiliated party, as consideration for the issuance of a bridge loan promissory note.  The Company issued 13,334 shares of common stock, in lieu of interest, per the terms of the note.

All above sales were made pursuant to exemption provided by Section 4(2) of the Securities Act of 1933 and Regulation D Rule 506 promulgated thereunder.

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

On or about August 13, 2008, pursuant to its Omnibus Stock and Incentive Compensation Plan 2006 the Company granted an aggregate of 180,000 options to purchase shares of the Company’s common stock to William H. Moody, a then Director of the Company.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for the above issuance, since the issuance did not involve a public offering, the recipient took the securities for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were paid by the Company.

On or about August 13, 2008, pursuant to its Omnibus Stock and Incentive Compensation Plan 2006 the Company granted an aggregate of 180,000 options to purchase shares of the Company’s common stock to Steve Phelps, a then Director of the Company.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for the above issuance, since the issuance did not involve a public offering, the recipient took the securities for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were paid by the Company.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

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

C. Gregory Peters - 1,000,000 shares of common stock with a value of $0.04 per share.

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

Change in Independent Public Accountants

Effective December 5, 2008, the client auditor relationship between Remote Knowledge, Inc. (the “Company”) and Hein & Associates LLP ("Hein") was terminated as Hein resigned as the Company’s independent registered accounting firm.  Effective December 5, 2008, the Company engaged Ham, Langston & Brezina, LLP, as its principal independent public accountant for the fiscal year ended December 31, 2008. The appointment of the new independent public accountant was recommended, approved and ratified by the Company's Board of Directors effective December 8, 2008.

Increase in Authorized shares of Common Stock

On or about December 22, 2008, the Company received shareholder approval to increase the authorized shares of common stock of the Company from 150,000,000 to 500,000,000.

Item 6. Exhibits.

The following exhibits are furnished as part of this report:

Exhibit 10.1 (1)	Bridge Loan Promissory Note in the amount of $100,000 payable to Robert K. McDonald
Exhibit 10.2 (1)	Bridge Loan Promissory Note in the amount of $25,000 payable to Don Weir
Exhibit 10.3 (1)	Bridge Loan Promissory Note in the amount of $25,000 payable to Ben Morris
Exhibit 10.4 (1)	Bridge Loan Promissory Note in the amount of $50,000 payable to Don Sanders
Exhibit 10.5 (1)	Bridge Loan Promissory Note in the amount of $40,000 payable to Scott Vacek
Exhibit 10.6 (2)	Bridge Loan Promissory Note in the amount of $50,000 payable to Mark Sullivan
Exhibit 10.7 (2)	Bridge Loan Promissory Note in the amount of $200,000 payable to 2003 Sanders Children Trust
Exhibit 10.8 (2)	Bridge Loan Promissory Note in the amount of $50,000 payable to Neil Granader
Exhibit 10.9 (2)	Bridge Loan Promissory Note in the amount of $150,000 payable to David Cain
Exhibit 10.10 (2)	Bridge Loan Promissory Note in the amount of $40,000 payable to Sylvia Granader
Exhibit 10.11 (2)	Stock Option Grant Notice William H. Moody
Exhibit 10.12 (2)	Stock Option Grant Notice Steve Phelps
Exhibit 10.13 *	Note Holder Settlement Agreement with Lockhead Martin Services, Inc.
Exhibit 10.14 *	Note Holder Settlement Agreement with Andrews Kurth LLP
Exhibit 31.1*	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 *	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 *	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002
*Filed herein.
(1) Filed as an exhibit to our Form 10-QSB, filed with the Commission on August 14, 2007, and incorporated herein by reference.
(2) Filed as an exhibit to our initial Form 10-QSB, filed with the Commission on November 14, 2007, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Remote Knowledge, Inc.

	By:	/s/ Ricardo A. Gijon
Ricardo A. Gijon
Acting Chief Accounting Officer

Date: January 21, 2009	By:	/s/ C. Gregory Peters
C. Gregory Peters
Chief Executive Officer