Form 10-Q
period 2008-03-31
REMOTE KNOWLEDGE INC
filed 2009-01-21
CIK 1059099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

This Quarterly Report on Form 10-Q is being filed by the Registrant and includes unaudited financial statements that have been reviewed by the Registrant’s auditor.  Investors should review the Registrant’s latest Form 10-Q, 10-KSB and Current Reports on Form 8-K for updated information regarding the Registrant’s financial condition and results of operations.

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

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

Remote Knowledge, Inc.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Remote Knowledge, Inc.
(A Development Stage Enterprise)
Condensed Balance Sheet

	December 31, 2007	March 31, 2008
		(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,206	$
Other receivables	166,303	10,939
Prepaid and other current assets	42,836	33,203
Total current assets	210,345	44,142
Property and equipment, net	195,414	158,554
Other noncurrent assets, net	11,703	12,510
Total assets	$417,462	$215,206
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable — trade	$482,142	$493,265
Accrued expenses	3,316,383	3,389,910
Notes payable-related party, net of discount of $4,457 and $1,104, respectively	3,258,802	3,257,655
Notes payable	2,122,105	2,271,210
Total current liabilities	9,179,432	9,412,040
Notes payable-related party-long-term, net of discount of $939,894 and $650,602, respectively	3,005,106	3,294,998
Total liabilities	12,184,538	12,707,038

Shareholders’ Deficit:
Preferred stock — series A, $.001 par value; 15,000 shares authorized; 4,274 shares issued and outstanding	4	4
Preferred stock — series B, $.001 par value; 20,000 shares authorized; 6,229 shares issued and outstanding, respectively	6	6
Common stock, $.001 par value; 150,000,000 shares authorized; 16,767,254 shares issued and outstanding, respectively	16,767	16,767
Additional paid-in capital	65,052,217	65,609,101
Subscriptions receivable	(45,000)	(45,000)
Accumulated deficit	(10,234,380)	(10,234,380)
Deficit accumulated during development stage	(66,556,690)	(67,838,330)
Total shareholders’ deficit	(11,767,076)	(12,491,832)
Total liabilities and shareholders’ deficit	$417,462	$215,206

The accompanying notes are an integral part of these financial statements.

Remote Knowledge, Inc.
(A Development Stage Enterprise)
Unaudited Condensed Statements of Operations

			Period From January 1, 2001 (Inception of Development Stage) to
	Three-Month Periods Ended March 31,		March 31,
	2007	2008	2008
Revenues	$3,030	$3,116	$94,073
Cost of Goods Sold	—	—	76,033
Gross Profit (Loss)	3,030	3,116	18,040

Operating Costs and Expenses:
Advisory services	—	—	4,169,146
Research and development	261,629	204,426	7,249,827
Loss on impairment of assets	—	—	2,284,164
Professional fees	125,009	17,409	3,173,784
Advertising and promotion fees	2,130	—	1,660,464
General and administrative expenses	761,738	486,407	22,160,933
Total operating costs and expenses	1,150,506	708,242	40,698,318
Loss from Operations	(1,147,476)	(705,126)	(40,680,278)

Other Expenses(Income):
Interest expense	442,703	576,462	9,279,506
Amortization of deferred financing costs	964	—	1,188,432
Interest income	—	—	(21,919)
Other income	—	52	12,750
Other expense	—	—	(27,420)
Debt forgiveness	—		(1,718,167)
Total other expenses	443,667	576,514	8,713,182
Net Loss	$(1,591,143)	$(1,281,640)	$(49,393,460)

Effective Dividend from Series A Preferred Stock	—	—	(5,554,000)
Warrants Issued Series A Preferred Stock	—	—	(1,291,912)
Effective Dividend from Series B Preferred Stock	(100,000)	—	(11,598,958)
Net Loss Attributable to Common Shares	$(1,691,143)	$(1,281,640)	$(67,838,330)
Net Loss Per Share:
Basic and Diluted	$(.11)	$(.08)	$(7.69)
Number of Shares Used in Calculating Net Loss Per Share:
Basic and Diluted	15,345,369	16,767,254	8,818,033

The accompanying notes are an integral part of these financial statements.

Remote Knowledge, Inc.
(A Development Stage Enterprise)
Condensed Statements of Cash Flows
Unaudited

	Three-Month Periods Ended March 31,		Period From January 1, 2001 (Inception of Development Stage) to
	2007	2008	March 31, 2008
Cash Flows From Operating Activities:
Net loss	$(1,591,143)	$(1,281,640)	$(49,393,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount and discount related to beneficial conversion of convertible debt	380,006	293,245	7,000,047
Depreciation	54,470	42,941	1,188,752
Loss on impairment of fixed assets	—	—	1,564,282
Amortization of deferred financing costs	964	—	1,188,432
Equity issued for services and interest	67,035	354,384	10,797,808
Provision for loss on inventory	—	—	758,918
Debt forgiveness	—	—	(1,708,391)
Charge off of receivables	—	—	446,414
Changes in assets and liabilities:
Accounts receivable	660	—	—
Inventory	—	—	(836,393)
Other receivables	—	155,364	(10,939)
Prepaid and other current assets	17,954	9,633	(707)
Other noncurrent assets	(25,000)	(807)	(12,510)
Accounts payable – trade	157,984	11,123	1,374,801
Accrued expenses and deferred revenue	112,234	276,027	2,709,784
Related party payable	—	—	399,259
Net cash used in operating activities	(824,836)	(139,730)	(24,533,903)
Cash Flows From Investing Activities:
Additions of fixed assets	(16,900)	(6,081)	(1,040,060)
Related party receivable	—	—	(300,000)
Net cash used in investing activities	(16,900)	(6,081)	(1,340,060)
Cash Flows From Financing Activities:
Payments of notes payable	(30,594)	(895)	(3,456,194)
Capital contributions	—	—	27,900
Proceeds from notes payable	—	—	1,500,000
Proceeds from short term notes payable	450,000	150,000	4,785,000
Proceeds from sale of common stock	—	—	903,800
Proceeds from other notes payable	—	—	3,477,910
Net proceeds from sale of mandatory redeemable preferred stock	—	—	5,040,033
Net proceeds from sale of series B preferred stock	—	—	7,114,073
Payment of advance from related party	—	(4,500)	—
Proceeds from related party notes payable	—	—	6,448,333
Net cash provided by financing activities	419,406	144,605	25,840,855
Net Change in Cash and Cash Equivalents	(422,330)	(1,206)	(33,108)
Cash and Cash Equivalents, beginning of period	519,583	1,206	33,108
Cash and Cash Equivalents, end of period	$97,253	$—	$—

The accompanying notes are an integral part of these financial statements.

Remote Knowledge, Inc.
(A Development Stage Enterprise)
Condensed Statements of Cash Flows (continued)
Unaudited

	Three-Month Periods Ended March 31			Period From January 1, 2001 (Inception of Development Stage) to
	2007	2008		March 31, 2008
Non-Cash Transactions:
Issuance of common stock for related party debt	$—		$—	$888,832
Issuance of common stock for debt	$—		$—	$1,157,114
Issuance of common stock for assets	$—		$—	$8,000
Conversion of accounts payable to notes payable	$—		$—	$766,484
Conversion of notes payable and other debt to equity	$100,000		$—	$4,301,000
Contribution of capital by shareholders for financing costs	$—		$—	$1,188,432
Issuance of common stock (33,350 shares, 0 shares and 1,694,179 shares, respectively) upon conversion of Series A preferred stock	$33		$—	$1,693
Issuance of common stock ( 266,668 shares, 0 shares, and 7,234,004 shares, respectively) upon conversion of Series B preferred stock	$267		$—	$7,234
Issuance of common stock upon conversion of mandatory redeemable preferred stock classified as debt	$—		$—	$20,000
Reclassification of mandatorily redeemable preferred stock to equity	$—		$—	$5,534,000
Discount related to beneficial conversion of mandatory redeemable Series A preferred stock	$—		$—	$5,554,000
Warrants issued for release of redemption provision of Series A preferred stock	$—		$—	$1,291,912
Discount related to beneficial conversion of Series B preferred stock and warrants	$100,000	$		$11,598,958
Reclassification of demo units from inventory to property and equipment	$—		$—	$77,475
Discount related to notes payable	$170,000		$—	$5,689,347
Conversion of notes payable into convertible debt	$—		$—	$375,000
Conversion of accrued expenses into note payable	$—		$—	$87,028
Issuance of common stock (391,667 shares, 0 shares, and 893,336 shares, respectively) as interest on bridge loans	$392		$—	$894
Issuance of common stock (180,557 shares) as default interest on bridge loans	$—		$—	$180
Unissued Common Stock with bridge loans	$—		$—	$101
Unissued Common Stock as Interest on bridge loans	$—		$952	$1,678
Issuance of common stock (30,000 shares, 0 shares and 120,000 shares, respectively) associated with restricted stock grant	$30		$—	$120
Total noncash transactions	$370,722		$952	$38,549,482
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$987		$—	$383,122

The accompanying notes are an integral part of these financial statements.

Remote Knowledge, Inc.
(A Development Stage Enterprise)
Notes to the Financial Statements
March 31, 2008
(Unaudited)

Note 1 — Basis of Presentation

The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements and notes should be read in conjunction with financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly, in all material respects, the financial position of the Company, as of March 31, 2008, and the results of its operations and cash flows for the period then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

Note 2 — Significant Accounting Policies

Share-Based Compensation – Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123(R) “Share-Based Payment-Revised 2004” (“SFAS 123(R)”).  The stock compensation expense for the three month period ended March 31, 2008 amounted to $152,135.  For the quarter ended March 31, 2008 this expense increased basic and diluted loss per share by $0.01, from $0.07 to the reported basic and diluted loss per share of $0.08. The stock compensation expense for the quarter ended March 31, 2007 amounted to $52,047.  For the quarter ended March 31, 2007 this expense increased basic and diluted loss per share by less than $0.01. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending March 31, 2008 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending March 31, 2008 for the expected option term. The expected option term was calculated using the “simplified” method permitted by SAB 107.

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

Note 3 — Notes Payable

From January 1, 2008 through March 31, 2008, the Company received $150,000 in cash from non-affiliated parties.  These funds were part of the $800,000 funding closed on August 21, 2008.   See Note 5 – Subsequent Event for more information.

Note 4 — Net Loss Per Share

Loss per share (LPS) is computed by dividing the net loss for the period attributable to common shares by the weighted-average number of common shares outstanding for the period. Diluted LPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding for the period.  For the three month periods ended March 31, 2007 and 2008, respectively, common stock equivalents have been excluded from the calculation of weighted-average shares for purposes of calculating diluted loss per share, as such inclusion was anti-dilutive.

Note 5 — Subsequent Events

On August 21, 2008, the Company entered into a credit agreement with SLW International, LLC, a Delaware limited liability company (“SLWI”), pursuant to which SLWI  agreed to lend to the Company $800,000 (the “Senior Loan”), as first reported in the Company’s Form 8-K filed with the Commission on August 28, 2008.  The Senior Loan was made in accordance with, and secured by, a note (the “Senior Note”) and security agreement (the “Senior Security Agreement”) between the Company and SLWI.  This Senior Note was executed in renewal of a promissory note dated May 30, 2008, executed by the Company and payable to the order of Muragai LLC, a Delaware limited liability company and a wholly-owned subsidiary of SLWI (“Muragai”).  The May 30, 2008 note was executed by the Company in renewal of a promissory note dated February 25, 2008, payable to the order of Muragai in the original principal amount of $250,000, which prior promissory notes had been assigned to SLWI by Muragai pursuant to that certain Assignment of Note and Liens dated as of July 30, 2008.  All principal outstanding under the Senior Note pursuant to the renewal, extension and conversion of the prior notes shall bear interest retroactive to the date of initial funding and prior to maturity at a rate equal to the lesser of (i) the maximum, nonusurious rate allowed by law and (ii) fifteen percent (15%) per annum.

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

On August 21, 2008 (the “Closing Date”), the Company also entered into a Credit Agreement (the “Credit Agreement”) made between it and a group of accredited investors represented by Muragai (such group being collectively referred to herein as “Lenders”, under which Lenders agreed to extend credit to the Company in the form of a convertible advancing term loan (the “Junior Loan”) in the principal amount of $4,000,000 (the “Loan Funds”). The Credit Agreement provides for the Loan Funds to be advanced to the Company in increments following requests by the Company, as may be made from time to time, up to the total committed Loan Funds.  The Junior Loan is made in accordance with, and secured by a note (the “Junior Note”) and security agreement (the “Junior Security Agreement”) between the Company and Lenders.

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

As a condition of the Credit Agreement, the Company also entered into settlements with several creditors, including current and former employees, under which outstanding debts of the Company will be exchanged for the issuance of common stock at a price of $0.75 per share.  The Company will issue approximately 16,000,000 shares of common stock related to these settlements.  The various settlements include approximately 5,700,000 shares of common stock related to the extinguishment of outstanding bridge loans in the amount of $2,953,000; approximately 6,900,000 shares of common stock to settle outstanding notes payable in the amount of $4,500,000 including accrued interest of approximately $1,000,000; approximately 2,400,000 shares of common stock to settle an additional four debt instruments in the amount of $180,000; approximately 900,000 shares of common stock to resolve various other settlements; approximately 400,000 shares of common stock to settle back pay related to certain current and former employees; and approximately 23,000 shares of common stock to settle outstanding balances owed to legacy expenses related to accounts payable.

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

Recent Financing

On August 21, 2008, the Company entered into a credit agreement with SLW International, LLC, a Delaware limited liability company (“SLWI”), pursuant to which SLWI  agreed to lend to the Company $800,000 (the “Senior Loan”), as first reported in the Company’s Form 8-K filed with the Commission on August 28, 2008.  The Senior Loan was made in accordance with, and secured by, a note (the “Senior Note”) and security agreement (the “Senior Security Agreement”) between the Company and SLWI.  This Senior Note was executed in renewal of a promissory note dated May 30, 2008, executed by the Company and payable to the order of Muragai LLC, a Delaware limited liability company and a wholly-owned subsidiary of SLWI (“Muragai”).  The May 30, 2008 note was executed by the Company in renewal of a promissory note dated February 25, 2008, payable to the order of Muragai in the original principal amount of $250,000, which prior promissory notes had been assigned to SLWI by Muragai pursuant to that certain Assignment of Note and Liens dated as of July 30, 2008.  All principal outstanding under the Senior Note pursuant to the renewal, extension and conversion of the prior notes shall bear interest retroactive to the date of initial funding and prior to maturity at a rate equal to the lesser of (i) the maximum, nonusurious rate allowed by law and (ii) fifteen percent (15%) per annum.

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

On August 21, 2008 (the “Closing Date”), the Company also entered into a Credit Agreement (the “Credit Agreement”) made between it and a group of accredited investors represented by Muragai (such group being collectively referred to herein as (“Lenders”), under which Lenders agreed to extend credit to the Company in the form of a convertible advancing term loan (the “Junior Loan”) in the principal amount of $4,000,000 (the “Loan Funds”). The Credit Agreement provides for the Loan Funds to be advanced to the Company in increments following requests by the Company, as may be made from time to time, up to the total committed Loan Funds.  The Junior Loan is made in accordance with, and secured by a note (the “Junior Note”) and security agreement (the “Junior Security Agreement”) between the Company and Lenders.

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

This financing enables the Company to fund its operations and product development through early 2009.  It will also enable the Company to continue its fund raising efforts.  The Company’s ability to raise additional capital will be dependent upon the success of the Company’s development efforts, the potential acceptance of its products and services in the market and the ability of management to execute a marketing and business development plan. The following table provides the anticipated capitalization of the Company subsequent to completion of all of the transactions described above under “Recent Financing”:

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

Results of Operations

We have had minimal revenues to date, and our expenses have consisted primarily of research and development, sales and marketing and general and administrative expenses, resulting in a deficit accumulated as a development stage company through March 31, 2008 of $67,838,330.

We had total revenues of $3,116 for the three months ended March 31, 2008, an increase in total revenue of $86 from total revenues of $3,030 for the three months ended March 31, 2007.

Research and development costs have been expensed as incurred. We had research and development costs for the three month period ended March 31, 2008 of $204,426, as compared with $261,629 for the same period in 2007, a decrease of $57,203 from the prior period, which decrease is due to the of reduction of personnel as result of lack of capital resources.  In the last half of 2007 and early 2008 we had a reduction of 3 employees in the research and development department.

Professional fees decreased significantly for the three months ended March 31, 2008 compared to the same period in 2007.  Professional fees were $17,409 for the three month period ended March 31, 2008 as compared to $125,009 for the same period in 2007, a decrease of $107,600. This reduction is primarily the result of a decrease in expenses associated with public company reporting, as we did not complete the 2007 audit and quarterly filings until the fourth quarter of 2008.

General and administrative expenses for the three months ended March 31, 2008 as compared to the same period in 2007, decreased from $761,738 to $486,407, a decrease of $275,331 from the prior period. The decrease is mainly attributable to a decrease in personnel and public company costs.

We had interest expense for the three months ended March 31, 2008 of $576,462, compared to interest expense of $442,703 for the three months ended March 31, 2007, an increase of $133,759 from the prior period.  The increase was mainly due to an increase in interest expense associated with additional debt, partially offset by a decrease in the debt discount.

We had net loss of $1,281,640 for the three months ended March 31, 2008, compared to net loss of $1,591,143 for the three months ended March 31, 2007, a decrease of $309,503 from the prior period.

Liquidity and Capital Resources

We had negative working capital of $9,367,898 and a deficit accumulated during development stage of $67,838,330 as of March 31, 2008.

We had net cash used in operating activities of $824,836 for the three months ended March 31, 2008, which was mainly due to $1,591,143 of net loss and $25,000 of change in other non-current assets, partially offset by $380,006 of accretion of debt discount and discount related to beneficial conversion of convertible debt, $54,470 of depreciation, $67,035 equity issued for services and interest, $17,954 of change in prepaid and other current assets, $157,984 of change in accounts payable-trade and $112,234 of change in accrued expenses.

We had $16,900 of net cash used in investing activities for the three months ended March 31, 2008, which was entirely due to $16,900 of additions of fixed assets.

We had $419,406 of net cash provided by financing activities during the three months ended March 31, 2008, which represented $450,000 proceeds from short term notes payable, partially offset by $30,594 of payments of notes payable.

From January 1, 2008 through March 31, 2008, the Company received $150,000 in cash from non-affiliated parties.  These funds were part of the $800,000 funding closed on August 21, 2008, as described in more detail above under “Recent Financing.”

Recent turmoil in the financial markets may cause significant disruptions in our ability to raise additional capital to fund the Company’s operations in the near term.  In addition, an anticipated downturn in the global economy may cause less demand for our products and services.  As a result of the recent financing (see “Recent Financing” above in the footnotes to the financial statements), the Company believes it has sufficient capital to fund its operations through early 2009.  The Company believes it will have a product in the later stages of development at that point.  Assuming the product is deemed successful and marketable, the Company will seek additional capital to fund efforts in preparation for market introduction and revenue stage in 2009.  The Company believes it will need an additional $7 million to fund remaining development and market introduction and provide necessary working capital.  While the Company may experience short periods of positive cash flow, sustainable positive cash flow is not anticipated until 2011.  The Company may seek additional funds through equity financing, debt financing or other sources, which may result in substantial dilution of the equity ownership of our shares.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

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

As of March 31, 2008, we had a cash balance of $-0- and negative working capital of $9,367,898.  We maintained minimal operations during the first three months of 2008, until we received the additional funds discussed in “Recent Financing” above.  Our projected cash “burn rate” is approximately $250,000 per month. Before we experience significant revenue, if at all, we expect to need about $7 million of additional cash.  From January 1, 2008 through March 31, 2008, we expended approximately $140,000.

Contractual Commitments

There have been no material changes to the Company’s contractual commitments during the first quarter. Please see Note 5 to the accompanying financial statements for more information concerning the Company’s new financing arrangement completed in August 2008. Refer to the Company’s Annual Report on Form 10-KSB for December 31, 2007 for a complete discussion of its lease obligations. Except for the commitments arising from its operating leases arrangements, as of March 31, 2008, the Company did not have any off-balance sheet arrangements that are reasonably likely to have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On March 31, 2008, our Chief Financial Officer resigned from the Company.  Because of significant capital constraints, we have not hired a replacement.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On October 22, 2003, we settled litigation with our former chief executive officer, Dan Goodhall. The settlement resulted in all litigation being dismissed with prejudice relating to the Harris County, Texas Judicial District Case No. 202-09577. The settlement required that commencing on December 15, 2003; we must repurchase the 125,000 shares of stock issued to Mr. Goodhall during the term of his employment, including payments for estimated tax liability for a combined total of $498,500, which payments were to be made periodically until September 15, 2004. We were unable to meet payment obligations and on several occasions the settlement terms were revised, which permitted Mr. Goodhall to retain his common shares.  As of December 31, 2007, the unpaid amount was $95,731 in the form of a note due and payable in March 2007.  This liability was settled as part of the August 2008 funding agreement, described above under “Recent Financing.”

On October 27, 2003, Lockheed Martin, Inc. filed suit in the 55th Judicial District in Harris County, Texas to collect on a promissory note issued by us to Lockheed Martin in the principal amount of $480,484 plus interest for a total due through August 31, 2003 of $502,542. This promissory note is secured by a lien against all of the computer equipment purchased from Lockheed under our Engineering and Development Agreement with Lockheed Martin. Lockheed Martin owns all of the technology developed by them until this note is paid in full. On June 30, 2004, the parties agreed to settle the litigation with us paying $12,500 of the accrued interest, and Lockheed Martin agreeing to extend the note with 6% interest until June 30, 2005. At that date, the note was extended with a monthly payment schedule which was not always met. Subsequently, the note has been extended several times and due June 30, 2007. The balance on the note at December 31, 2007 was $380,068. The lien on the computer equipment has been released as this liability was settled as part of the August 2008 funding agreement.

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

Item 1A.  Risk Factors.

There are no material changes to the risk factors discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2007, during the first three months of 2008 and investors are encouraged to review those risk factors in detail before making any investment in the Company’s securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No sales of equity securities were completed during the three months ended March 31, 2008.  Please see Note 5 – Subsequent Event for details of the recent financing and related securities sold in connection with the same.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information

On August 21, 2008, the following Company Directors tendered their resignation: D. Henry Houston and William H. Moody.  Mr. Houston had previously resigned as the Company’s Chief Financial Officer on March 31, 2008. On August 21, 2008, Mr. Farid Nagji, Mr. Ricardo A. Gijon, and Mr. L. Byron Way were elected to the board of directors, filling existing vacancies.  Subsequently, the following Company directors tendered their resignation: Randy Bayne; Richard C. Webb; and Steve Phelps.

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

31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Remote Knowledge, Inc.

	By:	/s/ Ricardo A. Gijon
Ricardo A. Gijon
Acting Chief Accounting Officer

Date: January 21, 2009	By:	/s/ C. Gregory Peters
C. Gregory Peters
Chief Executive Officer